Form 10-Q
period 1996-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 1996-09-06
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 1996 OR |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ___________
Commission file number: 0-23908

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

CALIFORNIA                                        33-0531301

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
3158 REDHILL AVENUE, SUITE 120, COSTA MESA, CA  92626

(714) 662-5565


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Part I.  Financial Information

Item 1.  Financial Statements

        INDEX

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 1996




PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

   Balance Sheets, June 30, 1996 and
     December 31, 1995....................................................3

   Statement of Operations
          For the six months ended June 30, 1996 and 1995.................4

   Statement of Partners' Equity
          For the six months ended June 30, 1996 and 1995.................5

   Statement of Cash Flows
          For the six months ended June 30, 1996 and 1995.................6

   Notes to Financial Statements..........................................8

 Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations.....................................12



PART II. OTHER INFORMATION

  Item 1  Legal Proceedings..............................................14

  Item 6. Exhibits and Reports on Form 8-K...............................14

  Signatures ............................................................15

FINANCIAL STATEMENTS

                   WNC CALIFORNIA HOUSING TAX CREDTS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995

                                              1996                  1995
                                             ------                ------
                                     ASSETS

Cash and cash equivalents                $  1,789,222         $  1,916,200

Investment in limited
  partnerships - Note 2                    12,349,727           13,032,752

Other assets - Note 4                           2,151                    0
                                           ----------           ----------

                                         $ 14,141,100         $ 14,948,952
                                          ===========           ==========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships - Note 3      527,178              651,094

Accrued fees and expenses due to
general partner and affiliates - Note 4       181,750              240,188
                                             --------             --------
Total Liabilities                             708,928              891,282
                                             --------             --------

Partners' equity (deficit):
 General partner                             (44,808)              (38,553)

Limited partners (30,000 units
  authorized, 18,000 units issued
  and outstanding)                         13,476,980           14,096,223
                                           ----------           ----------

Total partners' equity                     13,432,172           14,057,670
                                           ----------           ----------

                                         $ 14,141,100         $ 14,948,952
                                           ==========           ==========


                                        UNAUDITED
                     See Accompanying Notes to Financial Statements

                   WNC CALIFORNIA HOUSING TAX CREDTS III, L.P.

                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
            For the Three and Six Months Ended June 30, 1996 and 1995

                                     1996                         1995
                                 -------------                 ------------
                              Three         Six           Three         Six
                              Months        Months        Months        Months

Interest income           $   19,398     $  37,760    $   25,219     $  76,851
                             -------       -------       -------       -------


Operating expenses:
Amortization                  14,366        28,732        14,366        28,734
Asset management fees         46,608        93,214        44,952        80,197
(Note 4)
Legal and accounting           4,867         6,867         7,000         7,000
Other                          7,448         9,445         5,198         8,266
                             -------       -------       -------       -------


Total operating expenses      73,289       138,258        71,516       124,197
                             -------       -------       -------       -------

Loss from operations         (53,891)     (100,498)      (46,297)      (47,346)

Equity in loss from
 limited partnerships       (263,000)     (525,000)     (135,350)     (262,350)
                            ---------     ---------     ---------     ---------

Net loss                  $ (316,891)   $ (625,498)   $ (181,647)   $ (309,696)
                            =========     =========     =========     =========

Net loss allocated to:
  General partner         $   (3,169)   $   (6,255)   $   (1,816)   $   (3,097)
                             ========      ========      ========      ========


  Limited partners        $ (313,722)   $ (619,243)   $ (179,831)   $ (306,599)
                            =========     =========     =========     =========

Net loss per
weighted limited partner
interest
18,000 outstanding        $     (17)     $     (34)    $     (10)   $     (17)
                                ====           ====          ====         ====





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                   WNC CALIFORNIA HOUSING TAX CREDTS III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY
                For the Six Months Ended June 30, 1996 and 1995




For the Six Months Ended June 30, 1996

                                           General      Limited
                                           Partner      Partner        Total

Equity (deficit), December 31, 1995   $  (38,553)  $ 14,096,223  $ 14,057,670


Net loss for the six months ended
 June 30, 1996                            (6,255)      (619,243)     (625,498)
                                           -------     ---------    ---------

Equity (deficit), June 30, 1996       $  (44,808)  $ 13,476,980  $ 13,432,172
                                          ========   ==========    ==========





For the Six Months Ended June 30, 1995

                                         General      Limited
                                         Partner      Partner        Total

Equity (deficit), December 31, 1994   $  (26,804)  $ 15,121,447  $ 15,094,643

Collection of investor notes
receivable                                              205,000       205,000

Net loss for the six months ended
 June 30, 1995                            (3,097)      (306,599)     (309,696)
                                          -------     ---------     ---------

Equity (deficit), June 30, 1995       $  (29,901)  $ 15,019,848  $ 14,989,947
                                         ========    ==========    ==========




                                         UNAUDITED
                       See Accompanying Notes to Financial Statements

                   WNC CALIFORNIA HOUSING TAX CREDTS III, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 1996 and 1995

                                                          1996          1995
                                                          ----          ----
Cash flows provided (used) by operating activities:
 Net loss                                            $ (625,498)   $ (309,696)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in loss of limited partnerships               525,000       262,350
   Amortization of acquisition costs and fees            28,732        28,734
   Increase in cash in escrow                                         (29,936)
   Decrease (increase) in other assets                   (2,151)       19,960
   Decrease (increase) in receivable for affiliate       (8,564)      310,112
   Increase (decrease) in asset management fee          (56,784)       80,197
   Increase (decrease accrued fees and expense
   due to general partner and affiliate                   6,910        (2,905)
                                                         ------       -------
     Net cash provided (used) by operating
     activities                                        (132,355)      358,816
                                                       ---------      -------

Cash flows provided (used) by investing activities:
  Investment in limited partnerships                               (1,262,754)
  Acquisition costs and fees                                           (5,169)
  Distribution from limited partnerships                  5,377         5,289
                                                         ------        ------
    Net cash provided (used) by investing
     activities                                           5,377    (1,262,634)
                                                         ------    -----------

Cash flows provided by financing activities:
  Collection of subscriptions and investors
    notes receivable                                                  205,000
  Offering costs                                                      (11,278)
     Net cash provided by financing activities                        193,722

Net decrease in cash and cash equivalents              (126,978)     (710,096)

Cash and cash equivalents, beginning of period        1,916,200     2,799,487
                                                      ---------     ---------

Cash and cash equivalent, end of period             $ 1,789,222   $ 2,089,391
                                                      =========     =========



                                        UNAUDITED
                     See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS (CONTINUED)

                 For the Six months Ended June 30, 1996 and 1995


Supplemental disclosure of non-cash investing activity:

    During the six months ended June 30, 1996, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $123,916. This decrease was due to various price adjuster provisions in the respective limited partnership agreements.


- -------------------------------------------------------------------------------


   During the six months ended June 30, 1995, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $1,002,792. This decrease was due to various price adjuster provisions in the respective limited partnership agreements of $142,455 and cash in escrow of $860,377 released for payment to Nueva Sierra Vista.

 .

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996


NOTE 1 - GENERAL AND ORGANIZATION

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and changes in cash flows for the six months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

Organization

WNC California Housing Tax Credits III, L.P. (the "Partnership") was formed under the California Revised Limited Partnership Act on October 5, 1992 and commenced operations on July 20, 1993. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.


The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

     After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the General Partner has
     received a subordinated disposition fee (as described in Note 5 below), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1996


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

At June 30, 1996, the Partnership had acquired limited partnership interests in eighteen limited partnerships which own and operate eighteen apartment complexes. All eighteen of these have completed construction as of June 30, 1996.

The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships. Following is a summary of the components of the Partnership's investment in limited partnerships as of June 30, 1996 and December 31, 1995:

                                                    1996               1995
                                                   ------             ------


Investment balance, beginning of period         $ 13,032,752      $ 14,368,908
Increase (decrease in Investment in limited
 partnerships                                       (123,916)         (113,683)
Equity in loss of limited partnership               (525,000)       (1,155,114)
Distributions                                         (5,377)           (9,893)
Amortization of capitalized
 acquisition costs                                   (28,732)          (57,466)
                                                    --------          --------
Investment balance, end of period               $ 12,349,727      $ 13,032,752
                                                  ==========        ==========

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1996


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP (CONTINUED)

Selected operating information from the financial statements of the seventeen twelve limited partnerships with operations and three limited partnerships with operations for the period ended June 30, 1996 and 1995, respectively, is presented below:

                                           1996             1995
                                          ------           ------

       Total revenue                   $ 1,311,000      $ 1,084,000
                                         ---------        ---------

       Interest expense                    480,000          270,000
       Depreciation                         607,000          447,000
       Operating expenses                  754,000          632,000
                                           -------          -------
       Total expenses                    1,841,000        1,349,000
                                         ---------        ---------

       Net loss                         $ (530,000)      $ (265,000)
                                         ==========       ==========
       Net loss allocable to the
        Partnership                     $ (525,000)      $ (262,350)
                                         ==========       ==========


NOTE 3 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships at June 30, 1996 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $93,214 and $80,197 were incurred for the six months ended June 30, 1996 and 1995.


NOTE 5 - INCOME TAXES

The Partnership will not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The Partnership  raised funds from investors through its public offering of units of limited partnership interest ("Units") and intends to apply such funds, including the installment payments of the limited partners' promissory notes as received, to the acquisition of investments in partnerships, acquisition fees, the establishment of reserves, the payment of operating expenses and the payment of expenses of this offering.

As of June 30, 1996, the Partnership has received subscriptions for 17,990 Units consisting of cash of $17,990,000. The offering terminated on July 22, 1995 at which time subscriptions for 18,000 units were accepted.

Liquidity and Capital Resources

The Partnership's primary source of capital is the proceeds from its offering.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $127,000 for the six months ended June 30, 1996. This decrease in cash was consisted of cash used by the Partnership's operating activities and cash provided by the Partnership's financing activities. Financing activities provided $5,000 which consisted of distributions from limited partnerships. Operating activities used cash of $132,000 which consisted substantially of the payment of asset management fee of $150,000. The major components of all these activities are discussed in greater detail below.

As of June 30, 1996 the Partnership had received $17,990,000 in cash from the sale of Units. Approximately $12,930,000 has been committed to the purchase price of eighteen limited partnership interests. As of June 30, 1996, the Partnership had made capital contributions to its limited partnerships in the amount of approximately $12,308,000.

It is not expected that any of the local limited partnerships in which the Partnership will invest will generate cash from operations sufficient to provide distributions to the limited partners in any significant amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including the payment of the asset management fee to the General Partner.

The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's future investment commitments and proposed operations.

The Partnership has established working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership including payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

Under its partnership agreement the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or local limited partnerships. Accordingly, if circumstances arise that cause the local limited partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the apartment complexes owned by the local limited partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the local general partners, (iii) other equity sources (which could adversely affect the Partnership's interest in tax credits, cash flow and/or proceeds of sale or refinancing of the apartment complexes and result in adverse tax consequences to the limited partners), or (iv) the sale or disposition of the apartment complexes (which could have the same adverse effects as discussed in (iii) above).

There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirements of the local limited partnerships in question. If such funds are not available, the local limited partnerships would risk foreclosure on their apartment complexes if they were unable to re-negotiate the terms of their first mortgages and any other debt secured by the apartment complexes to the extent the capital requirements of the local limited partnerships relate to such debt.

The Partnership's capital needs and resources are expected to undergo major changes during the first several years of its term as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments.

Results of Operations

As of June 30, 1996 the Partnership has identified and acquired eighteen limited partnership interests. Each of the eighteen apartment complexes owned by such limited partnerships received or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits. All eighteen of these have completed construction of its apartment complex as of June 30, 1996 and had operations for the period.

Consistent with the Partnership's investment objectives, each limited partnership is generating or is expected to generate federal low income housing credits for a period of approximately ten years, commencing with completion of construction or rehabilitation of its apartment complex(es), and (as discussed below) is generating or is expected to generate losses until sale of the apartment complex(es).

     As reflected on its Statements of Operations, the Partnership has losses of approximately $625,000 and $310,000 for the six months ended June 30, 1996 and 1995, respectively. The component items of revenue and expense are discussed below.

Revenue - Partnership revenues consisted of interest earned on investor promissory note and on cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in local limited partnerships and increase in investment in local limited partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash reserves in an amount not materially in excess of the minimum amount required by its partnership agreement, which is 3% of capital contributions.

Expenses - The most significant component of operating expenses is, and is expected to be, the asset management fee (called "Partnership management fee" in the Statements of Operations). The asset management fee is equal to 0.5% of invested assets in local limited partnerships; accordingly, the amount to be incurred in the future is a function of the level of such invested assets (i.e., the sum of the Partnership's capital contributions to the local limited partnerships plus the Partnership's share of the debts related to the apartment complexes owned by such local limited partnerships).

Amortization expense consists of the amortization over a period of 30 years of the 9% selection fee and other expenses attributable to the acquisition of local limited partnership interests.

Office  expenses  and  legal  and  accounting   consists  of  the  Partnership's
administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.

The amount of the asset management fee is increased over the amounts reported to date. This is due to the completion of construction on two additional apartment complexes and the commencement of asset management fees on those buildings.

Equity in losses from limited partnerships - As indicated above, two of the eighteen Apartment Complexes acquired as of June 30, 1996 and 1995 completed construction or rehabilitation during the six months ended June 30, 1995. Accordingly, the amount of equity in losses from limited partnerships for the six months ended June 30, 1996 reflected on the Partnership's Statements of Operations has increased over the amounts reported in previous periods.

The Partnership's equity in losses from limited partnerships is equal to 99% of the aggregate net loss of the limited partnerships. After rent-up, the limited partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the limited partnerships are expected to exceed net rental income.

Part II.  Other Information

Item 1.  Legal Proceedings

    None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


No reports on Form 8-K were filed during the first quarter ended March 31, 1996.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC California Tax Credit Partners III General Partner


By: WNC & Associates, Inc.   General Partner


By:/s/ John B. Lester, Jr.
- ----------------------
John B. Lester, Jr.   President

Date: August 12, 1996


By:/s/ Theodore M. Paul
- -------------------

Theodore M. Paul      Vice President - Finance

Date: August 12, 1996