Form 10-Q
period 1996-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 1996-11-20
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

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

                          INDEX TO FORM 10-Q

                           FOR THE QUARTER ENDED September 30, 1996




PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

        Balance Sheets, September 30, 1996 and
          December 31, 1995...................................................3

        Statement of Operations
                 For the nine months ended September 30, 1996 and 1995........4

        Statement of Partners' Equity
                 For the nine months ended September 30, 1996 and 1995........5

        Statement of Cash Flows
                 For the nine months ended September 30, 1996 and 1995........6

        Notes to Financial Statements.........................................8

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................12



PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K.................................16

    Signatures ..............................................................17

FINANCIAL STATEMENTS

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                   1996                 1995
                                                   ----                 ----

                                     ASSETS

Cash and cash equivalents                $      1,484,240       $     1,916,200
Investment in limited
partnerships - Note 2                          11,833,819            13,032,752
Other assets
                                                    4,539                    -
                                                   ------               ------
                                          $    13,322,598        $   14,948,952
                                              ===========            ==========


                                    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships - Note 3  $      34,184           $     651,094
Accrued fees and expenses due to
general partner and affiliates - Note 4         179,287                 240,188
                                               --------                 -------
                                                213,471                 891,282
                                               --------                 -------
Partners' equity (deficit):
General partner                                 (48,038)                (38,553)
Limited partners (30,000 units
authorized, 18,000 units issued
and outstanding)                             13,157,165              14,096,223
                                            -----------              ----------

Total partners' equity                       13,109,127              14,057,670
                                            -----------              ----------

                                          $  13,322,598           $  14,948,952
                                            ===========              ==========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

         For the Three and Nine Months Ended September 30, 1996 and 1995

                                    1996                          1995
                                    ----                          ----

                                Three       Nine           Three         Nine
                                Months      Months         Months        Months

Interest income               $ 19,054     $ 56,814     $  43,391    $  120,242
                               -------      -------        -------      -------

Operating expenses:
Amortization                    14,554       43,286        14,366        43,100
Asset management fees (Note 4)  46,605      139,819        46,604       126,801
Legal and accounting                 -        6,867                       7,000

Other                              940       10,385         1,460         9,726
                               -------      -------        -------      -------

Total operating expenses        62,099      200,357        62,430       186,627
                               -------      -------       -------       -------

Loss from operations           (43,045)    (143,543)      (19,039)      (66,385)
Equity in loss from
limited partnerships          (262,000)    (787,000)     (126,050)     (388,400)
                               --------    ---------     ---------    ---------

Net loss                    $ (305,045)  $ (930,543)   $ (145,089)   $ (454,785)
                              =========    =========     =========     =========

Net loss allocated to:
General partner             $   (3,050)      (9,305)        (1,451)      (4,548)
                              =========    =========      =========    =========
Limited partners            $ (301,995)    (921,238)      (143,638)    (450,237)
                              =========    =========      =========    =========

Net loss per 18,000 and 17,990
weighted limited partner interest
outstanding, 1996 and 1995
respectively                $      (17)  $      (51)       $     (8)   $    (25)
                              =========    =========       =========   =========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

              For the Nine Months Ended September 30, 1996 and 1995


For the  Nine Months Ended September 30, 1996

                                         General      Limited
                                         Partner      Partner         Total
                                         -------      -------         -----

Equity (deficit), December 31, 1995   $ (38,553)    $ 14,096,223   $ 14,057,670

Less offering costs                        (180)          17,820)       (18,000)

Net loss for the nine months ended
September 30, 1996                       (9,305)        (921,238)      (930,543)
                                         -------        ---------      ---------



Equity (deficit), September 30, 1996  $ (48,038)    $ 13,157,165   $ 13,109,127
                                      ==========     ===========     ==========




For the  Nine Months Ended September 30, 1995

                                        General        Limited
                                        Partner        Partner        Total
                                        -------        -------        -----

Equity (deficit), December 31, 1994   $ (26,804)    $ 15,121,447   $ 15,094,643

Collection of investor notes receivable                  205,000        205,000

Net loss for the nine months ended
September 30, 1995                     (450,237)          (4,548)      (454,785)
                                       ---------          -------      ---------



Equity (deficit), September 30, 1995  $ (31,352)     $ 14,876,210  $ 14,844,858
                                      ==========       ==========    ==========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                      STATEMENT OF CASH FLOWS For the Nine
                    Months Ended September 30, 1996 and 1995

                                                           1996         1995
                                                           ----         ----


Cash flows provided (used) by operating activities:
 Net loss                                               $ (930,543)  $ (454,785)
  Adjustments to reconcile net loss to net
        cash used in operating activities:
        Equity in loss of limited partnerships             787,000      388,400
        Amortization of acquisition costs and fees          43,286       43,100
        Increase in cash in escrow                                       30,233
        Decrease (increase) in other assets                 (4,539)      (2,443)
        Decrease (increase) in receivable for affiliate                 310,112
        Increase (decrease) in asset management fee        (60,179)     126,801
        Increase (decrease accrued fees and expense
        due to general partner and affiliates                 (722)      (2,108)
                                                             -----       -------
         Net cash provided (used) by operating activities (165,697)     439,310
                                                          ---------      -------


Cash flows provided (used) by investing activities:
    Investment in limited partnerships                    (220,734)  (1,292,987)
     Acquisition costs and fees                            (33,906)      (5,169)
    Distribution from limited partners                       6,377        7,604
                                                             ------        -----
      Net cash provided by investing activities           (248,263)  (1,290,552)
                                                          ---------  -----------

Cash flows used by financing activities:
    Collection of subscriptions and investors
    notes receivable                                                    205,000
    Offering costs                                         (18,000)     (11,503)
                                                           --------     --------
      Net cash used by financing activities                (18,000)     193,497
                                                           -------       -------

Net decrease in cash and cash equivalents                 (431,960)    (657,745)

Cash and cash equivalents, beginning of period           1,916,200    2,799,487
                                                         ---------   ----------

Cash and cash equivalent, end of period               $  1,484,240 $  2,141,742
                                                         =========   ==========
  Continued

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS (CONTINUED)

              For the Nine months Ended September 30, 1996 and 1995


Supplemental disclosure of non-cash investing activity:

    During the nine months ended September 30, 1996, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $396,176. This decrease was due to various price adjuster provisions in the respective limited partnership agreements.


--------------------------------------------------------------------------------


   During the nine months ended September 30, 1995, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $2,202,792. This decrease was due to various price adjuster provisions in the respective limited partnership agreements of $142,455 and cash in escrow of $860,377 and $1,200,000 released for payment to Nueva Sierra Vista and Colonial Village Roseville, respectively.
















                                    UNAUDITED

                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996


NOTE 1 - GENERAL AND ORGANIZATION

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and changes in cash flows for the nine months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

Organization

WNC California Housing Tax Credits III, L.P. (the "Partnership") was formed under the California Revised Limited Partnership Act on October 5, 1992 and commenced operations on July 20, 1993. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The general partner is WNC California Tax Credit Partners III, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the General Partner. The Cooper Revocable Trust owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and, through the Lester Family Trust, owns 30% of the outstanding stock of WNC & Associates, Inc.

The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

 After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the General Partner has received a subordinated disposition fee (as described in Note 5 below), any

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1996

NOTE 1 - GENERAL AND ORGANIZATION (CONTINUED)

additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

At September 30, 1996, the Partnership had acquired limited partnership interests in eighteen limited partnerships which own and operate eighteen apartment complexes. All eighteen of these have completed construction as of September 30, 1996.

The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships. Following is a summary of the components of the Partnership's investment in limited partnerships as of September 30, 1996 and December 31, 1995:

                                                 1996                   1995
                                                 ----                   ----

     Investment balance,
       beginning of period                    $13,032,752          $ 14,368,908
     Increase (decrease in Investment in
      limited partnerships                       (396,176)          $  (113,683)
     Increase in acquisition fees                  33,906
     Equity in loss of limited
       partnership                               (787,000)           (1,155,114)
     Distributions                                 (6,377)               (9,893)
     Amortization of capitalized
       acquisition costs                          (43,286)              (57,466)
                                                  --------              --------
     Investment balance,
       end of period                         $ 11,833,819          $ 13,032,752
                                             ============          ============

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1996


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP (CONTINUED)

Selected operating information from the financial statements of the seventeen twelve limited partnerships with operations and three limited partnerships with operations for the period ended September 30, 1996 and 1995, respectively, is presented below:

                                                    1996                 1995
                                                    ----                 ----

         Total revenue                       $   1,967,000         $  1,707,600
                                                 ----------           ---------

         Interest expense                          720,000              468,100
         Depreciation                              911,000              645,600
         Operating expenses                      1,131,000              986,300
                                                   --------             -------
         Total expenses                          2,762,000            2,100,000
                                                 ----------           ---------

         Net loss                            $   (795,000)        $    (392,400)
                                                 ==========           ==========
         Net loss allocable to the
           Partnership                       $   (787,000)        $    (388,400)
                                                 ==========           ==========
NOTE 3 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships at September 30, 1996 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $139,819 and $126,801 were incurred for the nine months ended September 30, 1996 and 1995.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1996


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

As of September 30, 1996, the Partnership has received subscriptions for 18,000 Units consisting of cash of $18,000,000. The offering terminated on July 22, 1995 at which time subscriptions for 18,000 units were accepted.

Liquidity and Capital Resources

The Partnership's primary source of capital is the proceeds from its offering.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $432,000 and $658,000 for the nine months ended September 30, 1996 and 1995. In 1996, this decrease in cash was consisted of cash used by the Partnership's operating activities, investing activities and financing activities. Investing activities used a net of approximately $248,000 consisting of uses of cash for purchases of interests in limited partnerships and acquisition fees of approximately $254,000 and cash provided of approximately $6,000 from distributions from limited partnerships. Financing activities used $18,000 which consisted of offering costs. Operating activities used cash of approximately $166,000 which consisted substantially of the payment of asset management fee of $200,000. In 1995, this decrease in cash was consisted of cash used by the Partnership's investing activities and cash provided by the Partnership's operating activities and financing activities. Investing activities used a net of approximately $1,291,000 consisting of uses of cash for purchases of interests in limited partnerships and acquisition fees of approximately $1,298,000 and provided cash of approximately $5,000 from distributions from limited partnerships. Financing activities provided approximately $193,000 which consisted of collection of subscriptions and investors notes receivables less offering costs. Operating activities provided cash of approximately $439,000 which consisted substantially of the repayment of a receivable from an affiliate. The major components of all these activities are discussed in greater detail below.

As of September 30, 1996 the Partnership had received $18,000,000 in cash from the sale of Units. Approximately $12,562,000 has been committed to the purchase price of eighteen limited partnership interests. As of September 30, 1996, the Partnership had made capital contributions to its limited partnerships in the amount of approximately $12,528,000.

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

  Results of Operations

As of September 30, 1996 the Partnership has identified and acquired eighteen limited partnership interests. Each of the eighteen apartment complexes owned by such limited partnerships received or is expected to receive government assistance and each of them has received a reservation for federal low income housing credits. All eighteen of these have completed construction of its apartment complex as of September 30, 1996 and had operations for the period.

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

As reflected on its Statements of Operations, the Partnership has losses of approximately $931,000 and $455,000 for the nine months ended September 30, 1996 and 1995, respectively. The component items of revenue and expense are discussed below.

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

Equity in losses from limited partnerships - As indicated above, two of the eighteen Apartment Complexes acquired as of June 30, 1996 and 1995 completed construction or rehabilitation during the nine months ended September 30, 1995. Accordingly, the amount of equity in losses from limited partnerships for the nine months ended September 30, 1996 reflected on the Partnership's Statements of Operations has increased over the amounts reported in previous periods.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None..


         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC California Tax Credit Partners III General Partner

By:  WNC & Associates, Inc.                 General Partner


By:   /s/  John B. Lester, Jr
John B. Lester, Jr.        President

Date: November 12, 1996

By:    /s/  Theodore M. Paul
Theodore M. Paul  Vice President-Finance

Date: November 12, 1996