Form 10-K
period 1996-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 1997-05-12
CIK 892997

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

California                                                   33-0563307

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565

          Securities registered pursuant to Section 12(b) of the Act:

Title of Securities                                Exchanges on which Registered

NONE                                               NONE



          Securities registered pursuant to section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTERESTS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|





                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NONE

Item 1.  Business


Organization

WNC California Housing Tax Credits III, L.P. ("CHTCF III" or the "Partnership") is a California limited partnership formed under the laws of the State of California on October 5, 1992. The Partnership was formed to acquire limited partnership interests in local limited partnerships ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for Federal and (in some cases) California low-income housing tax credits (the "Low Income Housing Credit").

The general  partner of the  Partnership  is WNC Tax Credits  Partners III, L.P.
("TCP III"). The general partner of TCP III is WNC & Associates, Inc. ("Associates"). The business of the Partnership is conducted primarily through Associates as neither TCP III nor the Partnership has employees of its own.

On February 17, 1993, the Partnership commenced a public offering of 30,000 Units of Limited Partnership Interests ("Units"), at a price of $1,000 per Unit. The Partnership closed its Offering July 22, 1994, with a total of 17,990 Units representing $17,990,000 sold. During 1995, an additional 10 units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible. Holders of Limited Partnership Interests are referred to herein as "Limited Partners."

Description of Business


The Partnership's principal business objective is to provide its limited partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner in Local Partnerships each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the Housing Tax Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Housing Tax Credit to be used against Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Apartment Complex is subject to a 15-year compliance period(the "Compliance Period").

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partners of the respective Local Partnerships ("Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership ("Partnership Agreement") will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

As of December 31, 1996, CHTCF III had invested in 18 Local Partnerships. Each of these Local Partnerships owns an Apartment Complex that is eligible for the Low Income Housing Credit. All of the Local Limited Partnerships also benefit or will benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Partnerships are subject to the risks incident to the management and ownership of low income housing and to the management and ownership of multifamily residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Apartment Complexes owned by the Local Limted Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interest in the Local Limited Partnerships at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes could be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that Partnership operations will be profitable or that the anticipated Low Income Housing Credits will be available to Limited Partners.

As of December 31, 1996, the 18 Apartment Complexes acquired by CHTCF III were completed and in operation. The Apartment Complexes were developed by the respective Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. CHTCF III became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with the Local General Partners. As a limited partner, CHTCF III's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of the Local Limited Partnership retain responsibility for maintaining, operating and managing the Apartment Complex.

The following is a schedule of the status as of December 31, 1996, of the Apartment Complexes owned by Local Partnerships in which CHTCF III was a limited partner as of March 31, 1997.


                          SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                                    IN WHICH CHTCF III HAS AN INVESTMENT
                                           AS OF DECEMBER 31, 1996

                                                                                                   Percentage of
                                               No. of          Units               Units            Total Units
Name & Location                                Units         Completed            Occupied            Occupied
---------------                                -----         ---------            --------            --------

Almond Garden                                   34               34                  33                 97%
  Delhi, California
Almond View                                     72               72                  57                 81
  Stockton, California
Buccaneer                                       48               48                  48                100
  Fernandia Beach, Florida
Candleridge - Perry II                          24               24                  23                 96
  Perry, Iowa
Colonial Village                                56               56                  55                 98
  Roseville, California
Dallas County Housing                           19               19                  18                 95
  Dallas, North Carolina
La Paloma del Sol                               38               38                  38                100
  Deming, New Mexico
Memory Lane                                     18               18                  17                 94
  Yankton, South Dakota
Neuva Sierra Vista                              35               35                  35                100
  Richgrove, California
Old Fort                                        40               40                  38                 95
  Hidalgo, Texas
Orosi                                           42               42                  41                 98
  Orosi, California
Parlier Garden                                  41               41                  40                 98
  Parlier, California
Rosewood Housing                                20               20                  19                 95
  Superior, Wisconsin
Sun Manor                                       36               36                  36                100
  Itta Bena, Mississippi
Tahoe Pines                                     56               56                  56                100
  South Lake Tahoe, California
Venus Retirement                                24               24                  23                 96
  Venus, Texas
Walnut Pixlie                                   22               22                  22                100
  Orange, California
Winters Seniors                                 38               38                  38                100
  Winter, California                            --               --                  --                ---

                                               663              663                 617                100%
                                               ====             ===                 ===                ====

Item 2.  Properties


Through its investment in Local Partnerships CHTCF III holds interests in Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.


Item 3.  Legal Proceedings

         NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitaion of proxies or otherwise.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in CHTCF III's Agreement of Limited Partnership ("Partnership Agreement") are satisfied.


At December 31, 1996, there were 947 registered holders of Limited Partnership Interests in CHTCF III ("Limited Partners"). The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. The Limited Partners invested in the Partnership for the full years of 1996 and 1995 received Low Income Housing Credits per Unit as follows:

                            1996     1995
                           ------   ------
Federal                    $113       $95
California                   85        85
                           -------  -------
                           $198      $180
                           ====      ====

Item 6.  Selected Financial Data



                                                                                                   Period from
                                                            Years ended December 31,             October 5, 1992
                                                            -----------------------              to December 31,
                                    1996             1995             1994             1993            1992
                                    ----             ----             ----             ----            ----

Revenues                         $ 74,947         $145,959         $156,271         $  22,885           $ 0
                                   ------          -------          -------            ------            --

Partnership operating
expenses                         (272,670)        (251,382)        (128,063)           (7,204)          (11)

Equity in losses from
limited partnerships           (1,132,216)      (1,155,114)        (352,511)          (33,260)
                               ----------       ----------         --------           -------         ------

Net loss                      $(1,329,939)     $(1,260,537)       $(324,303)        $ (17,579)        $ (11)
                                =========         ========          =======            ======           ===

Net loss per weighted
limited partner                     $ (73)           $ (69)           $ (49)             $ (4)         $ (1)
                                      ===              ===              ===                ==            ==

Total assets                  $12,951,383      $14,948,952      $19,495,570       $11,068,449       $ 1,089
                               ==========       ==========       ==========        ==========        ======

Investments in
limited partnerships          $11,447,928      $13,032,752      $14,368,908        $6,639,387          $  0
                               ==========       ==========       ==========         =========           ===

Payable to
limited partnerships             $ 16,836         $651,094       $4,400,927        $4,205,150          $  0
                                   ======          =======        =========         =========           ===




The Partnership was organized on October 5, 1992 and had only minimal activity until July 19, 1993, the date the Partnership's minimum offering requirement was satisfied. The Partnership's Offering of Units commenced on February 17, 1993. Due to these factors and the nature of the Partnership's business (i.e., raising capital and acquiring Local Limited Partnership Interests over the first several years of its term), the data provided above will not be directly comparable from year to year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of $418,000 for the year ended December 31, 1996. This decrease in cash consists of cash (used in) and provided by the Partnership's operating activities, investing activities and financing activities of approximately $(143,000), $(248,000) and $(27,000), respectively. Cash provided from investing activities consisted of distributions from Local Partnerships of approximately $6,000 and cash used consisted primarily of capital contributions to Local Partnerships of approximately $221,000. Cash used by financing activities consisted of payment of offering costs of $27,000. Cash provided by operating activities consisted primarily of interest earned on cash balances. Cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of $883,287 for the year ended December 31, 1995. This decrease in cash consists of cash (used in) and provided by the Partnership's operating activities, investing activities and financing activities of approximately $437,400, $(1,535,700) and $215,000, respectively. Cash provided from investing activities consisted of distributions from Local Partnerships of approximately $9,900 and cash used consisted primarily of capital contributions to Local Partnerships of approximately $1,545,600, net of amounts released from escrow.. Cash provided from financing activities consisted of collection of notes receivable of $215,000. Cash provided by operating activities consisted primarily of payment of receivable from affiliates. Cash used consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

At December 31, 1996, the Partnership is indebted to an affiliate of the General Partner in the amount of approximately $233,400 consisting almost entirely of accrued management fees.

As of March 31, 1997 and December 31, 1996, the Partnership has received approximately $18,000,000 from the sale of the Limited Partnership Interests and approximately $14,300,000 (79%) of which has been committed to the purchase price and acquisition fees and costs of investments in 18 local Limited Partnership Interests.

The Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $12,520,000 as of December 31, 1996 and March 31, 1997.

Prior to sale of the Apartment Complexes, it is not expected that any of the Local Limited Partnerships in which the Partnership has invested or will invest will generate cash sufficient to provide distributions to The Partnership of any material amount. Distributions to the Partnership would first by used to meet operating expenses of the Partnership, including the payment of the Asset Management Fee to the General Partner. See Item 11 hereof. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the same of the Apartment Complexes.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units is sufficient to fund the Partnership's operations.

Upon completion of its public offering (July 22, 1994) the Partnership established working capital reserves of approximately 3% of the Limited Partners' capital contributions. This amount is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership including payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Partnerships for such purposes or to replenish or increase working capital reserves.

As part of its application for government assistance, each Local Limited Partnership must establish to the satisfaction of the agency providing the government assistance that the Local Limited Partnership will have sufficient funds to complete construction or rehabilitation of its apartment complex. None of the Local Partnerships has any material capital commitments other than the completion of its Apartment Complex.

Under its Partnership Agreement the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or Local Partnerships. Accordingly, if circumstances arise that cause the Local Partnerships to require capital in addition to that contributed by the Partnership and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available as the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect the Partnership's interest in Low Income Housing Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited Partnerships in question. If such funds are not available, the Local Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

The Partnership's capital needs and resources are expected to undergo major changes at least through 1994 as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments.

Item 8.  Financial Statements and Supplementary Data






















                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

              For The Years Ended December 31, 1996, 1995 and 1994

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners
WNC California Housing Tax Credits III, L.P.


We have audited the accompanying balance sheets of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits III, L.P. is a limited partner. These investments as discussed in Note 2 to the financial statements are accounted for by the equity method. The investments in these limited partnerships represented 88% and 87% of the total assets of WNC
California Housing Tax Credits III, L.P. at December 31, 1996 and 1995, respectively. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.









                                                         /s/ Corbin & Wertz
                                                        _____________________
                                                        CORBIN & WERTZ

Irvine, California
April 23, 1997

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1996 and 1995





ASSETS                                                  1996            1995
                                                     ----------      ----------

Cash and cash equivalents                          $  1,498,036    $  1,916,200
Investments in limited partnerships
 (Note 2)                                            11,447,928      13,032,752
Other assets                                              5,419            --
                                                     ----------       ---------

                                                   $ 12,951,383    $ 14,948,952
                                                     ==========      ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 4)        $     16,836    $    651,094
  Due to General Partner and affiliates
   (Note 3)                                             233,380         240,188
                                                     ----------      ----------

     Total liabilities                                  250,216         891,282
                                                     ----------      ----------

Partners' equity (deficit):
  General partner                                       (52,119)        (38,553)
  Limited partners (30,000 units authorized;
   18,000 units issued and outstanding at
   December 31, 1996 and 1995)                       12,753,286      14,096,223
                                                     ----------      ----------

     Total partners' equity                          12,701,167      14,057,670
                                                     ----------      ----------

                                                   $ 12,951,383    $ 14,948,952
                                                     ==========      ==========



                 See accompanying notes to financial statements
                                      FS-2

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1996, 1995 and 1994





                                          1996           1995           1994
                                       ----------     ----------     ----------


Interest income                       $    74,947    $   145,959    $   156,271
                                       ----------     ----------     ----------

Operating expenses:
  Amortization                             57,933         57,466         41,757
  Partnership management fee (Note 3)     186,422        173,406         71,307
  Bad debt expense                          8,680           --             --
  Office                                   19,635         20,510         14,999
                                       ----------     ----------     ----------

     Total operating expenses             272,670        251,382        128,063
                                       ----------     ----------     ----------

Income (loss) from operations            (197,723)      (105,423)        28,208

Equity in losses from limited
 partnerships (Note 2)                 (1,132,216)    (1,155,114)      (352,511)
                                       ----------     ----------     ----------

Net loss                              $(1,329,939)   $(1,260,537)   $  (324,303)
                                       ==========     ==========     ==========

Net loss allocable to:
  General partner                     $   (13,300)   $   (12,605)   $    (3,243)
                                       ==========     ==========     ==========
  Limited partners                    $(1,316,639)   $(1,247,932)   $  (321,060)
                                       ==========     ==========     ==========

Net loss per weighted limited
 partner units                        $    (73.15)   $    (69.33)   $    (48.71)
                                        =========      =========      =========

Outstanding weighted limited
 partner units                        $    18,000    $    18,000    $     6,591
                                       ==========     ==========     ==========


                 See accompanying notes to financial statements
                                      FS-3

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1996, 1995 and 1994





                                        General        Limited
                                        Partner        Partners           Total
                                        -------        --------           -----
Equity (deficit) -
 January 1, 1994                   $    (12,172)   $  6,809,022    $  6,796,850

Capital contributions                      --         9,640,000       9,640,000

Collection of notes receivable             --           326,000         326,000

Notes received in exchange
 for capital contributions                 --          (205,000)       (205,000)

Offering costs                          (11,389)     (1,127,515)     (1,138,904)

Net loss                                 (3,243)       (321,060)       (324,303)
                                     ----------      ----------      ----------
Equity (deficit) -
 December 31, 1994                      (26,804)     15,121,447      15,094,643

Capital contributions                      --            10,000          10,000

Collection of notes
 receivable                                --           205,000         205,000

Offering costs                              856           7,708           8,564

Net loss                                (12,605)     (1,247,932)     (1,260,537)
                                     ----------      ----------      ----------
Equity (deficit) -
 December 31, 1995                      (38,553)     14,096,223      14,057,670

Offering costs                             (266)        (26,298)        (26,564)

Net loss                                (13,300)     (1,316,639)     (1,329,939)
                                     ----------      ----------      ----------
Equity (deficit) -
 December 31, 1996                 $    (52,119)   $ 12,753,286    $ 12,701,167
                                     ==========      ==========      ==========




                 See accompanying notes to financial statements
                                      FS-4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 STATEMENTS OF CASH FLOWS

                   For The Years Ended December 31, 1996, 1995 and 1994


                                                  1996            1995            1994
                                               ----------      ----------      ----------
Cash flows from operating activities:
  Net loss                                   $ (1,329,939)   $ (1,260,537)   $   (324,303)
  Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
    Amortization                                   57,933          57,466          41,757
    Bad debt                                        8,680            --              --
    Equity in loss of limited
     partnerships                               1,132,216       1,155,114         352,511
    Change in other assets                         (5,419)         19,960         (11,876)
    Change in receivable from affiliate              --           216,645        (216,645)
    Change in accrued fees and expenses
     due to general partner and
     affiliates                                    (6,808)        248,752         (66,449)
                                               ----------      ----------      ----------
Net cash provided (used) by operating
 activities                                      (143,337)        437,400        (225,005)
                                               ----------      ----------      ----------
Cash flows used by investing activities:
  Investments in limited partnerships, net       (220,733)     (3,636,150)     (6,961,371)
  Capitalized acquisition costs and
   fees                                           (33,906)           --          (966,641)
  Change in cash in escrow                           --         2,090,570      (2,090,570)
  Change in loans receivable                         --              --         1,000,000
  Distributions from limited
   partnerships                                     6,376           9,893            --
                                               ----------      ----------         -------
Net cash used in investing activities            (248,263)     (1,535,687)     (9,018,582)
                                               ----------      ----------      ----------
Cash flows from financing activities:
  Capital contributions from limited
   partners                                          --           215,000      10,875,100
  Offering costs                                  (26,564)           --        (1,138,904)
                                               ----------      ----------      ----------
Net cash provided by financing activities         (26,564)        215,000       9,736,196
                                               ----------      ----------      ----------
Net change in cash                               (418,164)       (883,287)        492,609

Cash and cash equivalents,
   beginning of period                          1,916,200       2,799,487       2,306,878
                                               ----------      ----------      ----------
Cash and cash equivalents,
   end of period                             $  1,498,036    $  1,916,200    $  2,799,487
                                               ==========      ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Interest paid                              $       --      $       --      $       --
                                               ==========      ==========      ==========
  Taxes paid                                 $        800    $        800    $        800
                                               ==========      ==========      ==========




Continued

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)


                      STATEMENTS OF CASH FLOWS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994





SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 ACTIVITY:

  During 1996 and 1995, the Partnership had $422,205 and $140,766,  respectively of investments in limited partnerships returned through tax credit adjustments reflected as a reduction in the payables to limited partnerships.

  During 1996 and 1995, the Partnership adjusted offering costs and accrued fees and expenses due to General Partner and affiliates by $(26,564) and $8,564, respectively (see Note 1).

  During 1994, the Partnership received subscription notes receivable of $205,000 in exchange for capital contributions.




                 See accompanying notes to financial statements
                                      FS-6

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1996, 1995 and 1994





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Organization
------------
WNC California Housing Tax Credits III, L.P. (the "Partnership") was formed under the California Revised Limited Partnership Act on October 5, 1992 and began operations on July 19, 1993. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that qualify for low income housing credits.

The general partner is WNC California Tax Credit Partners III, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the General Partner. The Cooper Trust owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester is the original limited partner of the Partnership and owns, through the Lester Family Trusts, 30% of the outstanding stock of WNC & Associates, Inc.

The Partnership Agreement authorized the sale of up to 30,000 units of Limited Partnership Interest at $1,000 per Unit ("Units"). The offering of Units concluded in July 1994 at which time 17,990 Units in the amount of $17,990,000 had been accepted. During 1995, an additional 10 units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible. The general partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the General Partner has received a subordinated disposition fee (as described in Note 3), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interest in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.


Continued

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. The accounting policies of the limited partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment account and are being amortized over 30 years (see
Note 2).

Losses from operating partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

Cash and Cash Equivalents
-------------------------
The partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. Cash equivalents represent U.S. Treasury Bills and totaled $1,291,287, at December 31, 1996.

Concentration of Credit Risk
----------------------------
At December 31, 1996, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured amounts.

Offering Costs
--------------
Offering costs consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling units. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering costs are reflected as a reduction of partners' capital. Through December 31, 1996, the Partnership had recorded offering and selling expenses of $926,564 and $1,440,000, respectively.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of December 31, 1996 and 1995, the Partnership had acquired limited partnership interests in eighteen limited partnerships, which own and operate apartment complexes consisting of 663 apartment units. The respective general partners of the limited partnerships manage the day-to-day operations of the limited partnerships. Significant limited partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the limited partnerships.


Continued

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994





NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The Partnership's investments in limited partnerships as shown in the accompanying balance sheets at December 31, 1996 and 1995 are approximately $1,637,000 and $2,089,000, respectively, greater than the Partnership's equity as shown in the limited partnerships' combined financial statements, respectively. This difference is due primarily to acquisition costs related to the acquisition of the investment that have been capitalized in the Partnership's investment account and capital contributions accrued but not paid by the Partnership and syndication costs incurred by the limited partnerships which are reflected as a reduction of partners' equity in the Partnership's accounts. The capitalized acquisition costs are being amortized over 30 years (see Note 3).

Following is a summary of the equity method activity of investments in limited partnerships for the years ended December 31:

                                                       1996             1995
                                                    ----------       ----------

Investments, beginning of year                    $ 13,032,752     $ 14,368,908

Capital contributions payable                             --             27,083

Tax credit adjustments                                (422,205)        (140,766)

Capitalized acquisition costs and
 acquisition fees                                       33,906             --

Losses in equity of limited partnerships            (1,132,216)      (1,155,114)

Distributions                                           (6,376)          (9,893)

Amortization of capitalized acquisition
 costs and fees                                        (57,933)         (57,466)
                                                    ----------       ----------

Investments, end of year                          $ 11,447,928     $ 13,032,752
                                                    ==========       ==========




Continued

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994





NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Approximate  combined  condensed  financial   information  from  the  individual
financial statements of the limited partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

Assets                                                    1996           1995
------                                                 ----------     ----------
Buildings and improvements, net of
 accumulated depreciation for 1996
 and 1995 of $2,968,000 and $1,711,000,
 respectively                                         $32,866,000    $34,273,000
Land                                                    2,380,000      2,213,000
Construction in progress                                     --             --
Other assets                                            1,660,000      2,057,000
                                                       ----------     ----------

Total assets                                          $36,906,000    $38,543,000
                                                       ==========     ==========
Liabilities
-----------
Mortgage and construction loans payable               $24,593,000    $25,026,000
Other liabilities                                       1,496,000      1,596,000
                                                       ----------     ----------

Total liabilities                                      26,089,000     26,622,000
                                                       ----------     ----------
Partners' Capital
-----------------
WNC California Housing Tax Credits III, L.P.            9,811,000     10,944,000
Other partners                                          1,006,000        977,000
                                                       ----------     ----------

Total partners' capital                                10,817,000     11,921,000
                                                       ----------     ----------

Total liabilities and partners' capital               $36,906,000    $38,543,000
                                                       ==========     ==========

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                      1996             1995             1994
                                   ----------       ----------       ----------

Total revenues                    $ 2,786,000      $ 2,622,000      $ 1,171,000
                                   ----------       ----------       ----------
Expenses:
  Operating expenses                1,689,000        1,509,000          668,000
  Interest expense                    968,000        1,066,000          386,000
  Depreciation and amortization     1,273,000        1,214,000          475,000
                                   ----------       ----------       ----------

Total expenses                      3,930,000        3,789,000        1,529,000
                                   ----------       ----------       ----------

Net loss                          $(1,144,000)     $(1,167,000)     $  (358,000)
                                   ==========       ==========       ==========
Net loss allocable to
 the Partnership                  $(1,132,000)     $(1,155,000)     $  (353,000)
                                   ==========       ==========       ==========


Continued

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994





NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Certain limited partnerships have incurred significant operating losses and have working capital deficiencies. In the event these limited partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain the operations of such limited partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such limited partnerships could be impaired.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees equal to 9% of the gross proceeds from the sale of partnership units as compensation to the General Partner for services rendered to the Partnership in connection with the acquisition of limited partnerships. As of December 31, 1996 and 1995, acquisition fees of $1,620,000 have been incurred and included in the Partnership's investment in limited partnerships. Accumulated amortization amounted to $149,033 and $95,038 as of December 31, 1996 and 1995, respectively.

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of December 31, 1996 and 1995, the Partnership has incurred acquisition costs of $138,025, and $104,119, respectively, which have been included in the Partnership's investment in limited partnerships. Accumulated amortization amounted to $8,123 and $4,185 as of December 31, 1996 and 1995, respectively.

          An annual management fee equal to 0.5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. Fees of $186,422, $173,406 and $71,307 were incurred for 1996, 1995 and 1994, respectively. Fees of $200,000 were paid during 1996. No amounts were paid during 1995 and 1994.

          A subordinated disposition fee in an amount equal to 1% of the sales price of any property sold. Payment of this fee to the General Partner is subordinated to the limited partners receiving a 6% preferred return (as defined in the partnership agreement) and is payable only if the General Partner or its affiliates render services.

Due to General Partner and affiliates as of December 31, 1996 and 1995 consist of the following:

                                                         1996            1995
                                                      ----------      ----------
Working capital advances due to (from)
 affiliate                                             $      11      $  (6,759)
Annual management fees accrued                           233,369        246,947
                                                      ----------     ----------

                                                       $ 233,380      $ 240,188
                                                      ==========     ==========

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994





NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Payables to limited partnerships at December 31, 1996 and 1995, represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain operating and development benchmarks and are expected to be paid generally within two years of the Partnership's initial investment.

NOTE 5 - INCOME TAXES
---------------------
No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - INVESTOR NOTES RECEIVABLE
----------------------------------
As of December 31, 1994, the Partnership had received notes receivable of $205,000 in connection with the sale of partnership units. Limited partners who subscribed for ten or more units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 11% per annum, due no later than 13 months after the subscription date. Since such notes were not collected prior to the issuance of the Partnerships' financial statements, the balance was reflected as a reduction of partners' equity in the accompanying financial statements. During 1995, the Partnership collected $205,000 of notes receivable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure



Item 10.  Directors and Executive Officers of the Registrant



Directors of Registrant

Directors and Executive Officers of WNC & Associates, Inc.
         The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

WILFRED N. COOPER, SR., age 65, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director and a member of the Executive Committee of the National Association of Home Builders (NAHB) and a Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Low Income Housing Credit Coalition, a past President of the Rural Builders Council of California (RBCC) and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 62, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 44, has been a Senior Vice President of WNC & ASSOCIATES, INC. since 1992 and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of RBCC, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 33, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Senior Vice President or Vice President since 1992. Mr. Cooper heads the Acquisition Origination department at WNC and has been President of and a registered principal with WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is a member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 40, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 41, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

SY GARBAN, age 50, has 19 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate acquisition, development and management firm. Mr. Garban is a member of the International Association of Financial Planners. Mr. Garban graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 50, has been associated with WNC & ASSOCIATES, INC. since 1993, currently serving as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

MICHELE M. TAYLOR, age 41, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 38, has been employed by WNC & ASSOCIATES, INC., since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 59, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.



Item 11.  Executive Compensation


The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Compleses owned by such Local Limited Partnerships.). Fees of $186,422, $173,406, and $71,307 were incurred for 1996, 1995, and 1994 respectively.

(b) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Parners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates:
(i) 16% through December 31, 2003, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) The General Partner was allocated federal and California Housing Tax Credits for 1996 as follows:

                     1996
                     ----
Federal           $20,481
California         15,391
                   ------
                  $35,872
                  =======


Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         No person is known to own beneficially in excess of 5% of the outstanding Units.

(b)      Security Ownership of Management

         Neither the General Partner, Associates nor any of the officers or directors of Associates own directly or beneficially any Units in CHTCF III.

(c)      Changes in Control

         The management and control of the General Partner may be changed at any time in accordance with its organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

         First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner


Item 13.  Certain Relationships and Related Transactions

All of the Partnership's affairs are managed by the General Partner, through Associates. The transactions with the General Partner and Associates are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements:
Report of independent public accountants.

Balance sheets as of December 31, 1996 and 1995.

Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

Statement of Partners' Equity for the years ended December 31, 1996, 1995, and 1994.

Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

Notes to Financial Statements.

Financial Statement Schedules:
N/A
Exhibits
(3): Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus, filed as
Exhibit 28.1 to Form 10-K for the year ended December 31, 1994.
(10) Material contracts:
10.1 Amended and Restated Agreement of Limited Partnership of Colonial Village Roseville (1) filed as exhibit 10.1 to Form 8-K/A Amendment No. 1 to Current Report dated December 27, 1993 is hereby incorporated herein by reference as exhibit 10.1.

10.2 Amended and Restated Agreement of Limited Partnership of Almond Garden Apartment Associates filed as exhibit 10.2 to Form 8-K/A Amendment No. 1 to Current Report dated December 27, 1993 is hereby incorporated herein by reference as exhibit 10.2.

10.3 Amended and Restated Agreement of Limited Partnership of Winters Investment Group filed as exhibit 10.3 to Form 8-K/A Amendment No. 1 to Current Report dated December 27, 1993 is hereby incorporated herein by reference as exhibit 10.3.

10.4 Third Amended and Restate Articles of Limited Partnership of Buccaneer Associates, Limited filed as exhibit 10.2 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.4.

10.5 Amended and Restated Agreement and Certificate of Limited Partnership of Dallas County Housing, Ltd. filed as exhibit 10.3 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.5.

10.6 Amended and Restated Agreement of Limited Partnership of La Paloma Del Sol Phase II Limited Partnership filed as exhibit 10.4 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.6.

10.7 Second Amended and Restated Agreement of Limited Partnership of Old Fort Limited Partnership filed as exhibit 10.5 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership of Orosi Apartments, Ltd. filed as exhibit 10.6 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.8.

10.9 Amended and Restated Agreement of Limited Partnership of Sun Manor, L.P. filed as exhibit 10.7 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.9.

10.10 Amended and Restated Agreement of Limited Partnership of Venus Retirement Village, Ltd. filed as exhibit 10.8 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.10.

10.11 Second Amended and Restated Agreement of Limited Partnership of Walnut-Pixley, L.P. filed as exhibit 10.9 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.11.

10.12 Amended and Restated Agreement of Limited Partnership of Almond View Apartments, Ltd. filed as exhibit 10.11 to Form 10K dated December 31, 1993 is hereby incorporated herein by reference as exhibit 10.12.

10.13 Amended and Restated Agreement of Limited Partnership of Candleridge Apartments of Perry, L.P. II filed as exhibit 10.1 to Form 8-K dated May 26, 1994 is hereby incorporated herein by reference as exhibit 10.13.

10.14 Second Amended and Restated Agreement of Limited Partnership of Parlier Garden Apts.filed as exhibit 10.2 to Form 8-K dated May 26, 1994 is hereby incorporated herein by reference as exhibit 10.14.

10.15  Agreement  of  Limited   Partnership  of  Rosewood   Apartments   Limited
Partnership filed as exhibit 10.3 to Form 8-K dated May 26, 1994 is hereby incorporated herein by reference as exhibit 10.15.

10.16 Agreement of Limited Partnership of Limited Partnership of Nueva Sierra Vista Associates filed as exhibit 10.4 to Form 8-K/A Amendment No. 1 to Current Report dated May 26, 1994 is hereby incorporated herein by reference as exhibit 10.16.

10.17 Amended and Restated Agreement of Limited Partnership of Memory Lane Limited Partnership filed as exhibit 10.1 to Form 8-K dated July 7, 1994 is hereby incorporated herein by reference as exhibit 10.17.

10.18 Second Amended and Restated Agreement of Limited Partnership of Tahoe Pines Apartnments filed as exhibit 10.1 to Form 8-K dated July 27, 1994 is hereby incorporated herein by reference as exhibit 10.18.




         Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 31, 1996.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC  California  Tax  Credit  Partners  III,  L.P.  General  Partner of the
Registrant


By: WNC & Associates, Inc. General Partner of WNC California Tax Credit Partners III, L.P.


By:   /s/    John B. Lester, Jr.
   _____________________________________________________
John B. Lester, Jr. President and Chief Opertating Officer of WNC & Associates, Inc.

Date: May 9, 1997

By:   /s/    Theodore M. Paul
   _____________________________________________________
Theodore M. Paul Vice-President Finance and Chief Financial Officer of WNC & Associates, Inc.

Date: May 9, 1997




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/    Wilfred N. Cooper, Sr.
   _____________________________________________________
Wilfred N. Cooper, Sr. Director and Chairman of the Board WNC & Associates, Inc.

Date: May 9, 1997

By:   /s/    John B. Lester, Jr.
   _____________________________________________________
John B. Lester, Jr. Director and Secretary of the Board WNC & Associates, Inc.

Date: May 9, 1997