Form 10-Q
period 1997-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 1997-05-20
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997




PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements...............................................2



   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................2



PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K..................................3

    Signatures ...............................................................4

Item 1.  Financial Statements

Omitted




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Omitted

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K  were  filed during  the quarter ended March 31,
1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC California Tax Credit Partners III General Partner

By:  WNC & Associates, Inc.                 General Partner


By:   /s/  John B. Lester, Jr
    ------------------------------
John B. Lester, Jr.        President

Date: May 20, 1997

By:    /s/  Theodore M. Paul
    ------------------------------
Theodore M. Paul  Vice President-Finance

Date: May 20, 1997