Form 10-Q/A
period 1997-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 1997-06-24
CIK 892997

FORM 10-Q/A

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

(714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

Part I.  Financial Information

Item 1.  Financial Statements


                 WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                      (A California Limited Partnership)

                              INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1997


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Balance Sheets, March 31, 1997 and
   December 31, 1995.........................................................3

  Statement of Operations
   For the three months ended March 31, 1997 and 1996........................4

  Statement of Partners' Equity
   For the three months ended March 31, 1997 and 1996........................5

  Statement of Cash Flows
   For the three months ended March 31, 1997 and 1996........................6

  Notes to Financial Statements..............................................8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................11



PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..................................14

  Signatures ...............................................................15

                 WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                      (A California Limited Partnership)

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996

                                              1997                     1996
                                              ----                     ----

                                   ASSETS

Cash and cash equivalents          $        1,463,153       $        1,498,036
 Investment in limited
  partnerships - Note 2                    11,208,673               11,447,928
 Other assets                                     572                    5,419
                                          -----------              -----------

                                   $       12,672,398        $      12,951,383
                                          ===========              ===========

                           LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships
 (Note 3)                          $           16,836        $          16,836
 Accrued fees and expenses due to
   general partner and affiliates
   Note 4                                     282,201                  233,380
                                          -----------              -----------
                                              299,037                  250,216
                                          -----------              -----------
Partners' equity (deficit):
 General partner                              (55,397)                 (52,119)
 Limited partners (30,000 units
  authorized, 18,000 units issued
  and outstanding)                         12,428,758               12,753,286
                                          -----------              -----------

Total partners' equity                     12,373,361               12,701,167
                                          -----------              -----------

                                   $       12,672,398        $      12,951,383
                                          ===========              ===========


                                   UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                    (A California Limited Partnership)

                            STATEMENT OF OPERATIONS

             For the Three Months Ended March 31, 1997 and 1996

                                            1997                    1996
                                            ----                    ----

Interest income                   $           13,059        $          18,362
                                           ---------                ---------

Operating expenses:
Amortization                                  14,649                   14,366
Asset management fees (Note 4)                46,541                   46,606
Legal and accounting
                                               2,000                    2,000
Other
                                                 675                    1,997
                                           ---------                ---------

Total operating expenses                      63,865                   64,969
                                           ---------                ---------

Loss from operations                         (50,806)                 (46,607)

Equity in loss from
 limited partnerships                       (277,000)                (262,000)
                                           ---------                ---------

Net loss                          $         (327,806)       $        (308,607)
                                           =========                =========

Net loss allocated to:
  General partner                 $           (3,278)       $          (3,086)
                                           =========                =========

  Limited partners                $         (324,528)       $        (305,521)
                                           =========                =========

Net loss per 18,000 weighted
limited partner interest
outstanding                       $              (18)       $             (17)
                                           =========                =========


                                   UNAUDITED
                See Accompanying Notes to Financial Statements

                 WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                     (A California Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

            For the Three Months Ended March 31, 1997 and 1996



For the Three Months Ended March 31, 1997
-----------------------------------------
                                           General      Limited
                                           Partner      Partner         Total

Equity (deficit), December 31, 1996    $   (52,119)   $12,753,286  $ 2,701,167


Net loss for the three months ended
  March 31, 1997                            (3,278)      (324,528)    (327,806)
                                          --------     ----------   ----------


Equity (deficit), March 31, 1997       $   (55,397)   $12,428,758  $12,373,361
                                          ========     ==========   ==========



For the Three Months Ended March 31, 1996
-----------------------------------------
                                          General        Limited
                                          Partner        Partner        Total

Equity (deficit), December 31, 1995    $  (26,804)  $15,121,447    $15,094,643


Collection of investor notes receivable                 205,000        205,000

Net loss for the three months ended
  March 31, 1996                           (3,086)     (305,521)      (308,607)
                                         --------    ----------     ----------


Equity (deficit), March 31, 1996       $  (29,890)   $15,020,926    $14,991,036
                                         ========     ==========     ==========




                                 UNAUDITED
             See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                        (A California Limited Partnership)

                           STATEMENT  OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996

                                                       1997           1996
                                                       ----           ----
Cash flows provided by (used in) operating activities:
 Net loss                                          $  (327,806)   $   (308,607)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Equity in loss of limited partnerships               277,000         262,000
  Amortization of acquisition costs and fees            14,649          14,366
  Decrease (increase) in other assets                    4,847          (4,416)
  Increase (decrease) in asset management fee           46,542        (103,394)
  Increase (decrease accrued fees and expense
   due to general partner and affiliates                2,279             (951)
                                                    ---------        ---------
    Net cash provided by (used in)
     operating activities                              17,511         (139,100)
                                                    ---------        ---------

Cash flows provided by (used in) investing activities:
 Investment in limited partnerships                   (55,994)
  Acquisition costs and fees
  Distribution from limited partnerships                3,600
                                                    ---------
    Net cash used in investing activities             (52,394)
                                                    ---------


Net decrease in cash and cash equivalents             (34,883)        (139,100)

Cash and cash equivalents, beginning of period      1,498,036        1,916,200
                                                   ----------       ----------

Cash and cash equivalent, end of period        $    1,463,153    $   1,777,100
                                                   ==========       ==========





                                     UNAUDITED
                  See Accompanying Notes to Financial Statements

                   WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                        (A California Limited Partnership)

                        STATEMENT OF CASH FLOWS (CONTINUED)

              For the Three months Ended March 31, 1997 and 1996


Supplemental disclosure of non-cash investing activity:


   During the three months ended March 31, 1996, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $54,166. This decrease was due to various price adjuster provisions in the respective limited partnership agreements.





















                                    UNAUDITED

                 See Accompanying Notes to Financial Statements

                      WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                           (A California Limited Partnership)

                            NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997


NOTE 1 - GENERAL AND ORGANIZATION

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1996.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in cash flows for the three months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1997

NOTE 1 - GENERAL AND ORGANIZATION (CONTINUED)

Method of Accounting For Investment in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

Cash and Cash Equivalents

The Partnership considers all bank certificates of deposit with a maturity of less than six months to be cash equivalents.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

At March 31, 1997, the Partnership had acquired limited partnership interests in eighteen limited partnerships which own and operate eighteen apartment complexes. All eighteen of these have completed construction as of March 31, 1997.

The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships. Following is a summary of the components of the Partnership's investment in limited partnerships as of March 31, 1997 and December 31, 1996:

                                            1997                      1996
                                            ----                      ----
  Investment balance,
    beginning of period                $    11,447,928         $    13,032,752
  Increase in investment                        55,994                       -
  Adjustments to invested amount
    due to changes in tax credit                     -                (422,205)
  Equity in loss of limited
    partnership                               (277,000)             (1,132,216)
  Distributions                                 (3,600)                 (6,376)
  Capitalized acquisition cost & fees                -                  33,906
  Amortization of capitalized
    acquisition costs                          (14,649)                (57,933)
                                           -----------             -----------
  Investment balance,
    end of period                      $    11,208,673          $   11,447,928
                                           ===========             ===========

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1997

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP (CONTINUED)

Selected operating information from the financial statements of the seventeen twelve limited partnerships with operations and three limited partnerships with operations for the period ended March 31, 1997 and 1996, respectively, is presented below:
                                            1997                      1996
                                            ----                      ----

   Total revenue                 $           696,000         $        656,000
                                           ---------                ---------
   Interest expense                          236,000                  240,000
   Depreciation                              318,000                  304,000
   Operating expenses                        422,000                  377,000
                                           ---------                ---------
   Total expenses                            976,000                  921,000
                                           ---------                ---------

   Net loss                      $          (280,000)        $       (265,000)
                                           ==========               ==========
   Net loss allocable to the
     Partnership                 $          (277,000)        $       (262,000)
                                           ==========               ==========

NOTE 3 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships at March 31, 1997 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $46,541 and $46,606 were incurred for the three months ended March 31, 1997 and 1996.

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $35,000 and $658,000 for the three months ended March 31, 1997 and 1996. In 1997, this decrease in cash consisted of cash provided by the Partnership's operating activities, and cash used in investing activities. Investing activities used a net of approximately $52,000 consisting of uses of cash for purchases of interests in limited partnerships and acquisition fees of approximately $56,000 and cash provided of approximately $4,000 from distributions from limited partnerships. Cash used in the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest

In 1996, this decrease in cash was consisted of cash used by the Partnership's operating activities. of approximately $139,000 which consisted substantially of the payment of asset management fee of $103,000. Cash provided from operations consisted primarily of interest The major components of all these activities are discussed in greater detail below.

As of March 31, 1997 the Partnership had received $18,000,000 in cash from the sale of Units. Approximately $12,592,000 has been committed to the purchase price of eighteen limited partnership interests. As of March 31, 1997, the Partnership had made capital contributions to its limited partnerships in the amount of approximately $12,576,000.

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

The Partnership has established working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership including payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated
                                     11
operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the local limited partnerships for such purposes or to replenish or increase working capital reserves.

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

     Results of Operations

As of March 31, 1997 the Partnership has identified and acquired eighteen limited partnership interests. Each of the eighteen apartment complexes owned by such limited partnerships received government assistance and each of them has received a reservation for federal low income housing credits. All eighteen of these have completed construction of its apartment complex as of March 31, 1997 and had operations for the period.

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

As reflected on its Statements of Operations, the Partnership has losses of approximately $328,000 and $309,000 for the three months ended March 31, 1997 and 1996, respectively. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None..


         No reports on Form 8-K were filed during the first quarter ended March 31, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC California Tax Credit Partners III,  General Partner


By:  WNC & Associates, Inc.,  General Partner


By:   /s/John B. Lester, Jr.
    _______________________________________________
John B. Lester, Jr.,  President

Date: June 24, 1997

By:  /s/Theodore M. Paul
   _________________________________________________
Theodore M. Paul,  Vice President-Finance

Date: June 24, 1997