Form 10-Q
period 1997-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 1997-08-12
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                     FOR THE QUARTER ENDED JUNE 30, 1997


PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

    Balance Sheets, June 30, 1997 and
      December 31, 1995.......................................................3

    Statement of Operations
      For the three months and six months ended June 30, 1997 and 1996........4

    Statement of Partners' Equity
      For the six months ended June 30, 1997 and 1996.........................5

    Statement of Cash Flows
      For the six months ended June 30, 1997 and 1996.........................6

    Notes to Financial Statements.............................................8

 Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations......................................11


PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K.................................14

    Signatures ..............................................................15

                    WNC CALIFORNIA HOUSING TAX CREDTS III, L.P.
                       (A California Limited Partnership)

                               BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                              1997                     1996
                                              ----                     ----

                                   ASSETS

Cash and cash equivalents          $        1,464,026       $        1,498,036
 Investment in limited
  partnerships  (Note 2)                   10,912,635               11,447,928
 Other assets                                       -                    5,419
                                        -------------              -----------


                                   $       12,376,661        $      12,951,383
                                          ===========              ===========


                      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships
     (Note 3)                      $           16,836       $           16,836
 Accrued fees and expenses due to
   general partner and affiliates
     (Note 4)                                 326,452                  233,380
                                          -----------              -----------
                                              343,288                  250,216
                                          -----------              -----------
Partners' equity (deficit):
 General partner                              (58,797)                 (52,119)
 Limited partners (30,000 units
  authorized, 18,000 units issued
  and outstanding)                         12,092,170               12,753,286
                                          -----------              -----------

Total partners' equity                     12,033,373               12,701,167
                                          -----------              -----------

                                    $      12,376,661        $      12,951,383
                                          ===========              ===========


                               UNAUDITED
                See Accompanying Notes to Financial Statements

                     WNC CALIFORNIA HOUSING TAX CREDTS III, L.P.
                         (A California Limited Partnership)

                               STATEMENT OF OPERATIONS

            For the Three and Six Months Ended June 30, 1997 and 1996

                                     1997                         1996
                                     ----                         ----
                              Three         Six           Three         Six
                              Months        Months        Months        Months
                              ------        ------        ------        ------
Interest income          $    11,493  $     24,552   $    19,398    $   37,760
                            --------      --------      --------      --------

Operating expenses:
Amortization                  14,649        29,298        14,366        28,732
Asset management fees
  (Note 4)                    46,542        93,083        46,608        93,214
Legal and accounting           4,588         6,588         4,867         6,867
Other                          8,702         9,377         7,448         9,445
                           ---------      --------      --------      --------

Total operating expenses      74,481       138,346        73,289       138,258
                           ---------      --------      --------      --------

Loss from operations         (62,988)     (113,794)      (53,891)     (100,498)

Equity in loss from
 limited partnerships       (277,000)     (554,000)     (263,000)     (525,000)
                           ---------     ---------     ---------     ---------

Net loss                $   (339,988) $   (667,794)  $  (316,891)  $  (625,498)
                           =========     =========     =========     =========

Net loss allocated to:
  General partner       $     (3,400) $     (6,678)  $    (3,169)  $    (6,255)
                           =========     =========     =========     =========

  Limited partners      $   (336,588) $   (661,116)  $  (313,722)  $  (619,243)
                           =========     =========     =========     =========

Net loss per 18,000 weighted
 limited partner interest
 outstanding            $        (19) $        (37)  $      (17)   $       (34)
                           =========     =========     ========      =========




                                    UNAUDITED
              See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDTS III, L.P.
                         (A California Limited Partnership)

                           STATEMENT OF PARTNERS' EQUITY

                  For the Six Months Ended June 30, 1997 and 1996


For the Six  Months Ended June 30, 1997

                                       General       Limited
                                       Partner       Partner        Total

Equity (deficit), December 31, 1996  $   (52,119)  $ 12,753,286  $  12,701,167

Net loss for the six months ended
  June 30, 1997                           (6,678)      (661,116)      (667,794)
                                       ---------    -----------    -----------


Equity (dificit), June 30, 1997      $   (58,797)  $ 12,092,170  $  12,033,373
                                       =========    ===========    ===========



For the Six  Months Ended June 30, 1996

                                       General        Limited
                                       Partner        Partner        Total

Equity (deficit), December 31, 1995   $  (38,553)  $  14,096,223  $ 14,057,670

Net loss for the six months ended
  June 30, 1996                           (6,255)       (619,243)     (625,498)
                                       ---------     -----------   -----------


Equity (deficit), June 30, 1996       $  (44,808)   $ 13,476,980  $ 13,432,172
                                        ========     ===========   ===========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDTS III, L.P.
                       (A California Limited Partnership)

                          STATEMENT  OF CASH  FLOWS
                For the Six Months Ended June 30, 1997 and 1996

                                                        1997             1996
                                                        ----             ----
Cash flows provided by (used in) operating activities:
  Net loss                                         $   (667,794) $    (625,498)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
        Equity in loss of limited partnerships          554,000        525,000
        Amortization of acquisition costs and fees       29,298         28,732

        Increase in cash in escrow
        Decrease (increase) in other assets               5,419         (2,151)
        Decrease (increase) in receivable for affiliate       -         (8,564)
        Increase (decrease) in asset management fee      93,084        (56,784)
        Increase (decrease accrued fees and expense
         due to general partner and affiliates              (12)         6,910
                                                     ----------      ---------
          Net cash provided by (used in) operating
            activities                                   13,995       (132,355)
                                                     ----------      ---------

Cash flows provided by (used in) investing activities:
    Investment in limited partnerships                  (55,994)
    Distribution from limited partnerships                7,989          5,377
                                                     ----------     ----------
          Net cash provided by (used in) investing
            activities                                  (48,005)         5,377
                                                     ----------     ----------
Net decrease in cash and cash equivalents               (34,010)      (126,978)

Cash and cash equivalents, beginning of period        1,498,036      1,916,200
                                                     ----------     ----------

Cash and cash equivalent, end of period           $   1,464,026    $ 1,789,222
                                                     ==========     ==========



                                      UNAUDITED
                   See Accompanying Notes to Financial Statements

                      WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                           (A California Limited Partnership)

                           STATEMENT OF CASH FLOWS (CONTINUED)

                     For the Six months ended June 30, 1997 and 1996


Supplemental disclosure of non-cash investing activity:


   During the six months ended March 31, 1996, the Partnership's Payables to Limited Partnerships (in connection with its investments in limited partnerships) decreased by $123,916. This decrease was due to various price adjuster provisions in the respective limited partnership agreements.





















                                     UNAUDITED

                    See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997


NOTE 1 - GENERAL AND ORGANIZATION
---------------------------------

General
-------

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1996.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and changes in cash flows for the three months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1997

NOTE 1 - GENERAL AND ORGANIZATION (CONTINUED)
---------------------------------------------

Method of Accounting For Investment in Limited Partnerships
-----------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

Cash and Cash Equivalents
-------------------------

The Partnership considers all bank certificates of deposit with a maturity of less than six months to be cash equivalents.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

At June 30, 1997, the Partnership had acquired limited partnership interests in eighteen limited partnerships which own and operate eighteen apartment complexes. All eighteen of these have completed construction as of June 30, 1997.

The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships. Following is a summary of the components of the Partnership's investment in limited partnerships as of June 30, 1997 and December 31, 1996:

                                               1997                  1996
                                               ----                  ----
    Investment balance,
      beginning of period                 $ 11,447,928            $ 13,032,752
    Increase in investment                      55,994
    Adjustments to invested amount
      due to changes in tax credits                                   (422,205)
    Equity in loss of limited
      partnership                             (554,000)             (1,132,216)
    Distributions                               (7,989)
                                                                        (6,376)
    Capitalized acquisition cost & fees                                 33,906
    Amortization of capitalized
      acquisition costs                        (29,298)                (57,933)
                                           -----------             -----------
    Investment balance,
      end of period                       $ 10,912,635            $ 11,447,928
                                           ===========             ===========

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 June 30, 1997

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP (CONTINUED)
------------------------------------------------------

Selected operating information from the financial statements of the seventeen twelve limited partnerships with operations and three limited partnerships with operations for the period ended June 30, 1997 and 1996, respectively, is presented below:

                                                   1997                1996
                                                   ----                ----

   Total revenue                          $     1,393,000     $      1,311,000
                                               ----------           ----------
   Interest expense                               472,000              480,000
   Depreciation                                   637,000              607,000
   Operating expenses                             844,000              754,000
                                               ----------           ----------
   Total expenses                               1,953,000            1,841,000
                                               ----------           ----------
   Net loss                               $     ($560,000)    $      ($530,000)
                                               ==========           ==========
   Net loss allocable to the
     Partnership                          $     ($554,000)    $      ($525,000)
                                               ==========           ==========

NOTE 3 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at June 30, 1997 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $93,083 and $93,214 were incurred for the six months ended June 30, 1997 and 1996.

NOTE 5 - INCOME TAXES
---------------------

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $34,000 and $127,000 for the six months ended June 30, 1997 and 1996. In 1997, this decrease in cash consisted of cash provided by the Partnership's operating activities, and cash used in investing activities. Investing activities used a net of approximately $48,000 consisting of uses of cash for purchases of interests in limited partnerships of approximately $56,000 and cash provided of approximately $8,000 from distributions from limited partnerships. Cash used in the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest

In 1996, this decrease in cash consisted of cash used by the Partnership's operating activities of approximately $132,000 and cash provided by investing activities of approximately $5,000. The cash provided by investing activities consisted entirely of distributions from limited partnerships. The cash used by operating expenses consisted substantially of the payment of asset management fee of $103,000. Cash provided from operations consisted primarily of interest The major components of all these activities are discussed in greater detail below.

As of June 30, 1997 the Partnership had received $18,000,000 in cash from the sale of Units. Approximately $12,592,000 has been committed to the purchase price of eighteen limited partnership interests. As of June 30, 1997, the Partnership had made capital contributions to its limited partnerships in the amount of approximately $12,576,000.

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

Results of Operations

As of June 30, 1997 the Partnership has identified and acquired eighteen limited partnership interests. Each of the eighteen apartment complexes owned by such limited partnerships received government assistance and each of them has received a reservation for federal low income housing credits. All eighteen of these have completed construction of its apartment complex as of June 30, 1997 and had operations for the period.

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

As reflected on its Statements of Operations, the Partnership has losses of approximately $668,000 and $625,000 for the six months ended June 30, 1997 and 1996, respectively. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None..


         No reports on Form 8-K were filed during the second quarter ended June 30, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:    WNC California Tax Credit Partners III
       General Partner

By:    WNC & Associates, Inc.
       General Partner


By:   /s/John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President

Date: August 12, 1997

By:   /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President-Finance

Date: August 12, 1997