Form 10-Q
period 1997-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 1997-11-07
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                        FOR THE QUARTER ENDED SEPTEMBER 30, 1997




PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  Balance Sheets, September 30, 1997 and
   December 31, 1996.........................................................3

  Statement of Operations
   For the three months and nine months ended September 30, 1997 and 1996....4

  Statement of Partners' Equity
   For the nine months ended September 30, 1997 and 1996.....................5

  Statement of Cash Flows
   For the nine months ended September 30, 1997 and 1996.....................6

  Notes to Financial Statements..............................................8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................11



PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K...................................14

  Signatures ................................................................15

                WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                    (A California Limited Partnership)

                            BALANCE SHEETS
                 September 30, 1997 and December 31, 1996

                                              1997                     1996
                                              ----                     ----
ASSETS

Cash and cash equivalents           $        1,423,217      $        1,498,036

 Investment in limited
  partnerships (Note 2)                     10,632,386              11,447,928

 Other assets                                    1,612                   5,419
                                           -----------             -----------

                                     $      12,057,215      $       12,951,383
                                           ===========             ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships
 (Note 3)                            $          16,836      $           16,836
 Accrued fees and expenses due to
   general partner and affiliates
 (Note 4)                                      323,370                 233,380
                                           -----------             ------------
                                               340,206                 250,216
                                           -----------             ------------
Partners' equity (deficit):
 General partner                               (61,961)                (52,119)
 Limited partners (30,000 units
  authorized, 18,000 units issued
  and outstanding)                          11,778,970              12,753,286
                                           -----------             -----------

Total partners' equity                      11,717,009              12,701,167
                                           -----------             -----------

                                     $      12,057,215       $      12,951,383
                                           ===========             ===========


                                      UNAUDITED
                  See Accompanying Notes to Financial Statements

                      WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                           (A California Limited Partnership)

                                 STATEMENT OF OPERATIONS

             For the Three and Nine Months Ended September 30, 1997 and 1996

                                          1997                    1996
                                          ----                    ----
                                   Three        Nine       Three        Nine
                                   Months       Months     Months       Months
                                   ------       ------     ------       ------

Interest income               $    10,997  $    35,549  $  19,054  $    56,814
                                 --------     --------   --------     --------

Operating expenses:
Amortization                       14,649       43,947     14,554       43,286
Asset management fees (Note 4)     46,544      139,627     46,605      139,819
Legal and accounting                    -        6,588          -        6,867

Other                               1,168       10,545        940       10,385
                                ---------     --------   --------     --------

Total operating expenses           62,361      200,707     62,099      200,357
                                ---------     --------   --------     --------

Loss from operations              (51,364)    (165,158)   (43,045)    (143,543)

Equity in loss from
 limited partnerships            (265,000)    (819,000)  (262,000)    (787,000)
                                ---------     --------   --------     --------

Net loss                      $  (316,364) $  (984,158) $(305,045)  $ (930,543)
                                =========     ========   ========     ========

Net loss allocated to:
  General partner             $    (3,164) $    (9,842) $  (3,050)  $   (9,305)
                                =========     ========   ========     ========

  Limited partners            $  (313,200) $  (974,316) $(301,995)  $ (921,238)
                                =========     ========   ========     ========

Net loss per 18,000 weighted
limited partner interest
outstanding                   $       (17) $       (54) $     (17)  $      (51)
                                =========     ========   ========     ========



                                        UNAUDITED
                    See Accompanying Notes to Financial Statements

                        WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                             (A California Limited Partnership)

                               STATEMENT OF PARTNERS' EQUITY

                   For the Nine Months Ended September 30, 1997 and 1996



For the Nine Months Ended September 30, 1997

                                         General         Limited
                                         Partner         Partner         Total
                                         -------         -------         -----

Equity (deficit), December 31, 1996   $  (52,119)  $  12,753,286  $ 12,701,167

Net loss for the nine months ended
  September 30, 1997                      (9,842)       (974,316)     (984,158)
                                        --------     -----------   -----------


Equity (deficit), September 30, 1997   $ (61,961)  $  11,778,970  $ 11,717,009
                                        ========     ===========   ===========




For the Nine Months Ended September 30, 1996

                                         General         Limited
                                         Partner         Partner         Total
                                         -------         -------         -----

Equity (deficit), December 31, 1995   $  (38,553)  $  14,096,223  $ 14,057,670

Less offering costs                         (180)        (17,820)      (18,000)

Net loss for the nine months ended
  September 30, 1996                      (9,305)       (921,238)     (930,543)
                                         -------     -----------   -----------


Equity (deficit), September 30, 1996   $ (48,038)  $  13,157,165  $ 13,109,127
                                         =======     ===========   ===========



                                    UNAUDITED
                   See Accompanying Notes to Financial Statements

                     WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                         (A California Limited Partnership)

                               STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996

                                                         1997             1996
                                                         ----             ----
Cash flows used in operating activities:
 Net loss                                         $   (984,158)    $  (930,543)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
   Equity in loss of limited partnerships              819,000         787,000
   Amortization of acquisition costs and fees           43,947          43,286
   Decrease (increase) in other assets                   3,807          (4,539)
   Increase (decrease) in asset management fee          89,628         (60,179)
   Increase (decrease) accrued fees and
   expense due to general partner and affiliates           362            (722)
                                                      --------        --------
     Net cash used in operating activities             (27,414)       (165,697)
                                                      --------        --------

Cash flows used in investing activities:
    Investment in limited partnerships                 (55,994)       (220,734)
     Acquisition costs and fees                                        (33,906)
    Distribution from limited partnerships               8,589           6,377
             Net cash used in investing activities     (47,405)       (248,263)
                                                      --------        --------

Cash flows used in financing activities:
   Offering costs                                                      (18,000)
                                                                      --------
             Net cash used in financing activities                     (18,000)
                                                                      --------

Net decrease in cash and cash equivalents               (74,819)      (431,960)

Cash and cash equivalents, beginning of period        1,498,036      1,916,200
                                                      ---------      ---------

Cash and cash equivalent, end of period           $   1,423,217   $  1,484,240
                                                      =========      =========


                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS (CONTINUED)

              For the Nine months ended September 30, 1997 and 1996


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





















                                   UNAUDITED

                  See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                          (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations and changes in cash flows for the three months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1997

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all bank certificates of deposit with a maturity of less than three months to be cash equivalents.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

At September 30, 1997, the Partnership had acquired limited partnership interests in eighteen limited partnerships which own and operate eighteen apartment complexes. All eighteen of these have completed construction as of September 30, 1997.

The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships. Following is a summary of the components of the Partnership's investment in limited partnerships as of September 30, 1997 and December 31, 1996:

                                                1997                      1996
                                                ----                      ----
 Investment balance,
   beginning of period                    $ 11,447,928            $ 13,032,752
 Increase in investment                         55,994
 Adjustments to invested amount
   due to changes in tax credits                                      (422,205)
 Equity in loss of limited
   partnership                                (819,000)             (1,132,216)
 Distributions                                  (8,589)
                                                                        (6,376)
 Capitalized acquisition cost & fees                                    33,906
 Amortization of capitalized
   acquisition costs                           (43,947)                (57,933)
                                            ----------              ----------
 Investment balance,
   end of period                          $ 10,632,386            $ 11,447,928
                                            ==========              ==========

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1997

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP (CONTINUED)
------------------------------------------------------

Selected operating information from the financial statements of the eighteen limited partnerships for the period ended September 30, 1997 and 1996 is presented below:

                                               1997                 1996
                                               ----                 ----

 Total revenue                          $       2,089,000     $      1,967,000
                                               ----------           ----------
 Interest expense                                 708,000              720,000
 Depreciation                                     955,000              911,000
 Operating expenses                             1,266,000            1,131,000
                                               ----------           ----------
 Total expenses                                 2,929,000            2,762,000
                                               ----------           ----------
 Net loss                               $        (840,000)    $       (795,000)
                                               ==========           ==========
 Net loss allocable to
    the Partnership                     $        (832,000)    $       (787,000)
                                               ==========           ==========
 Net loss recognizable by
    the Partnership                     $        (819,000)    $       (787,000)
                                               ==========           ==========

NOTE 3 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at September 30, 1997 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $139,627 and $139,819 were incurred for the nine months ended September 30, 1997 and 1996.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:

                                   September 30, 1997        December 31, 1996
                                   ------------------        -----------------

     Asset managment fee payable       $      322,996          $       233,369
     Working capital advances due
      to an affiliate                             374                       11
                                              -------                  -------
                                       $      323,370          $       233,380
                                              =======                  =======

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

As of September 30, 1997, the Partnership has received subscriptions for 18,000 Units consisting of cash of $18,000,000 and discounts of $400,950 for purchases of 100 units or more. The offering terminated on July 22, 1995 at which time subscriptions for 18,000 units were accepted.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of capital is the proceeds from its offering.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $75,000 and $432,000 for the nine months ended September 30, 1997 and 1996. In 1997, this decrease in cash consisted of cash used by the Partnership's operating activities and investing activities. Investing activities used a net of approximately $47,000 consisting of uses of cash for purchases of interests in limited partnerships and acquisition fees of approximately $56,000 and cash provided of approximately $9,000 from distributions from limited partnerships. Cash used in the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest

In 1996, this decrease in cash was consisted of cash used by the Partnership's operating activities, investing activities and financing activities. Investing activities used a net of approximately $248,000 consisting of uses of cash for purchases of interests in limited partnerships and acquisition fees of approximately $254,000 and cash provided of approximately $6,000 from distributions from limited partnerships. Financing activities used $18,000 which consisted of offering costs. Operating activities used cash of approximately $166,000 which consisted substantially of the payment of asset management fee of $200,000. Cash provided from operations consisted primarily of interest The major components of all these activities are discussed in greater detail below.

As of September 30, 1997 the Partnership had received $18,000,000 in cash from the sale of Units. Approximately $12,592,000 has been committed to the purchase price of eighteen limited partnership interests. As of September 30, 1997, the Partnership had made capital contributions to its limited partnerships in the amount of approximately $12,576,000.

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

Results of Operations
---------------------

As of September 30, 1997 the Partnership has identified and acquired eighteen limited partnership interests. Each of the eighteen apartment complexes owned by such limited partnerships received government assistance and each of them has received a reservation for federal low income housing credits. All eighteen of these have completed construction of its apartment complex as of September 30, 1997 and had operations for the period.

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

As reflected on its Statements of Operations, the Partnership has losses of approximately $984,000 and $931,000 for the nine months ended September 30, 1997 and 1996, respectively. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None..


         No reports on Form 8-K were filed during the third quarter ended September 30, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:    WNC California Tax Credit Partners III        General Partner


By:   WNC & Associates, Inc.        General Partner



By:   /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President

Date: November 7, 1997

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President-Finance

Date: November 7, 1997