Form 10-K
period 1997-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 1998-04-15
CIK 892997

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NONE                                                         NOT APPLICABLE



Securities registered pursuant to section 12(g) of the Act:

NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x



                       DOCUMENTS INCORPORATED BY REFERENCE

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

NONE

Item 1.  Business

Organization
------------

WNC California Housing Tax Credits III, L.P. ("CHTC III" or the "Partnership") is a California limited partnership formed under the laws of the State of California on October 5, 1992. The Partnership was formed to acquire limited partnership interests in local limited partnerships ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for Federal and (in some cases) California low-income Low Income Housing Credits (the "Low Income Housing Credit").

The general partner of the Partnership is WNC Tax Credits Partners III, L.P. (the "General Partner" or "TCP III"). The general partner of TCP III is WNC & Associates, Inc. ("Associates"). The business of the Partnership is conducted primarily through Associates as neither TCP III nor the Partnership has employees of its own.

On February 17, 1993, the Partnership commenced a public offering of 30,000 Units of Limited Partnership Interests ("Units"), at a price of $1,000 per Unit. The Partnership closed its Offering July 22, 1994, with a total of 18,000 Units representing $18,000,000 sold. Holders of Units are referred to herein as "Limited Partners."

Description of Business
-----------------------

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner in Local Limited Partnerships each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against Federal taxes otherwise due in each year of a ten year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four year period. The Apartment Complex is subject to a fifteen-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable 15 year Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more year in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partners of the respective Local Limited Partnerships ("Local General

Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership Agreement will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.


As of December 31, 1997, CHTC III had invested in eighteen Local Limited Partnerships. Each of these Local Limited Partnerships owns an Apartment Complex that is or is expected to be eligible for the Low Income Housing Credit. All of the Local Limited Partnerships also benefit or will benefit from government programs promoting low or moderate income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low income housing and to the management and ownership of multifamily residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and neither the Partnership's investments nor the Apartment Complexes owned by Local Limited Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interests in Local Limited Partnerships at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes could be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the Local Limited Partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated Low Income Housing Credits will be available to Limited Partners.

As of December 31, 1997, the eighteen Apartment Complexes acquired by CHTC III were completed and in operation, the final one completed construction in May of 1995. The Apartment Complexes owned by the Local Limited Partnerships in which CHTC III has invested were developed by the Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. CHTC III became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the Local General Partners. As a limited partner, CHTC III's liability for obligations of the Local Limited Partnership is limited to its investment. The Local General Partner of the Local Limited Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

The following is a schedule of the status as of December 31, 1997, of the Apartment Complexes owned by Local Partnerships in which CHTC III was a limited partner as of December 31, 1997.

                             SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                                        IN WHICH CHTC III HAS AN INVESTMENT
                                              AS OF DECEMBER 31, 1997
                                                                                                    Percentage of
                                            No. of         Units                Units                Total Units
                                            Units          Completed            Occupied             Occupied
                                            -----          ---------            --------             -----------
Name & Location
Almond Garden                                   34               34                  34                100%
  Delhi, California
Almond View                                     72               72                  69                 96%
  Stockton, California
Buccaneer                                       48               48                  46                 96%
  Fernandia Beach, Florida
Candleridge - Perry II                          24               24                  24                100%
  Perry, Iowa
Colonial Village                                56               56                  54                 97%
  Roseville, California
Dallas County Housing                           19               19                  18                 95%
  Dallas, North Carolina
La Paloma del Sol                               38               38                  34                 90%
  Deming, New Mexico
Memory Lane                                     18               18                  18                100%
  Yankton, South Dakota
Neuva Sierra Vista                              35               35                  34                 97%
  Richgrove, California
Old Fort                                        40               40                  40                100%
  Hidalgo, Texas
Orosi                                           42               42                  41                 98%
  Orosi, California
Parlier Garden                                  41               41                  41                100%
  Parlier, California
Rosewood Housing                                20               20                  19                 95%
  Superior, Wisconsin
Sun Manor                                       36               36                  36                100%
  Itta Bena, Mississippi
Tahoe Pines                                     56               56                  56                100%
  South Lake Tahoe, California
Venus Retirement                                24               24                  23                 96%
  Venus, Texas
Walnut Pixlie                                   22               22                  22                100%
  Orange, California
Winters Seniors                                 38               38                  38                100%
  Winters, California
                                               ---              ---                 ---                ----
                                               663              663                 647                 98%
                                               ===              ===                 ===                ====

Item 2.  Properties

Through its investment in Local Limited Partnerships CHTC III holds interests in Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.


Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.
(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership's Agreement of Limited Partnership ("Partnership Agreement") are satisfied.

(b) At December 31, 1997, there were 961 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners received Low Income Housing Credits per Unit as follows

                           1997     1996
                           ------   ------
Federal                    $113     $113
California                   66       85
                           ----     ----
                           $179     $198
                           ====     ====

Item 6.  Selected Financial Data



                             Years ended December 31
                            -------------------------------------------------------------------------------------
                                 1997            1996             1995             1994                1993
                                 ----            ----             ----             ----                ----

Revenues                       $57,270         $74,947          $145,959         $ 156,271         $  22,885


Partnership operating
expenses                      (262,855)       (272,670)         (251,382)         (128,063)           (7,204)

Equity in losses from
limited partnerships        (1,028,617)     (1,132,216)       (1,115,114)         (352,511)          (33,260)
                            -----------     -----------       ----------          --------           -------

Net loss                   $(1,234,193)    ($1,329,939)      $(1,260,537)       $ (324,303)        $ (17,579)
                             =========     ============        =========         =========          ========

Net loss per weighted
 limited partner unit             $(68)           $(73)            $ (69)            $ (49)          $    (4)
                                    ==              ==               ===             =====            ======

Total assets                $11,854,033    $12,951,383       $14,948,952       $19,495,570      $ 11,068,449
                             ==========    ===========        ==========        ==========       ===========

Investments in
 limited partnerships       $10,400,720    $11,447,928       $13,032,752       $14,368,908        $6,639,387
                             ==========     ==========        ==========       ===========         =========

Payable to
 limited partnerships           $16,836        $16,836          $651,094       $ 4,400,927       $ 4,205,150
                                 ======        =======           =======       ===========       ===========

Accrued fees and expenses
due to
affiliates                     $370,223       $233,380          $240,188             $   0           $66,449
                                =======        =======           =======             =====           =======

Due to Limited Partners        $900,000          $   0             $   0             $   0             $   0
                                =======          =====             =====             =====             =====




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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources
-------------------------------

The Partnership raised approximately $18,000,000 from the sale of Units and returned to its Limited Partners $900,000 ($50 per Unit) in January, 1998. Approximately $14,400,000 of which has been committed to the purchase price and acquisition fees and costs of investments in 18 Local Limited Partnership Interests. The Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $12,576,000 as of December 31, 1997 and an additional 17,000 has been so committed.

At December 31, 1997 the Partnership is indebted to an affiliate of the General Partner in the amount of approximately $370,200. The component items of such indebtedness are as follows: accrued management fees and advances for expenses of approximately $369,500 and 700, respectively.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $47,000 for the year ended December 31, 1997. This decrease in cash consists of cash used in the Partnership's operating activities and investing activities of approximately $7,000 and $40,000, respectively. Cash provided from investing activities consisted of distributions from Local Limited Partnerships of approximately
$16,000 and cash used consisted primarily acquisition fees and costs of approximately $56,000. Cash provided by operating activities consisted primarily of interest income. Cash used consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $418,200 for the year ended December 31, 1996. This decrease in cash consists of cash used in the Partnership's operating activities, investing activities and financing activities of approximately $143,300, $248,300 and $26,600, respectively. Cash provided from investing activities consisted of distributions from Local Limited Partnerships of approximately $6,400 and cash used consisted primarily of capital contributions to Local Limited Partnerships and acquisition costs and fees of approximately $220,700 and 33,900, respectively. Cash used in financing activities consisted payments of offering costs. Cash provided by operating activities consisted primarily of interest income. Cash used consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

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

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Limited Partnership Interests is sufficient to fund the Partnership's operations.

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

As part of its application for government assistance, each Local Limited Partnership must establish to the satisfaction of the agency providing the government assistance that the Local Limited Partnership will have sufficient funds to complete construction or rehabilitation of its apartment complex. None of the Local Limited Partnerships has any material capital commitments other than the completion of its Apartment Complex.

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

Item 8.  Financial Statements and Supplementary Data

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

              For The Years Ended December 31, 1997, 1996 and 1995

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits III, L.P.


We have audited the accompanying balance sheets of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits III, L.P. is a limited partner. These investments as discussed in Note 2 to the financial statements are accounted for by the equity method. The investments in these limited partnerships represented 88% of the total assets of WNC California Housing Tax Credits III, L.P. at December 31, 1997 and 1996. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



                                                              /s/Corbin & Wertz
                                                              -----------------
                                                                  CORBIN &WERTZ

Irvine, California
April 6, 1998

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1997 and 1996




                                                                               1997                    1996
                                                                         -----------------       ------------------

ASSETS

Cash and cash equivalents                                               $      1,451,071        $       1,498,036

Investments in limited partnerships (Note 2)                                  10,400,720               11,447,928
Other assets                                                                       2,242                    5,419
                                                                        ----------------        -----------------
                                                                        $     11,854,033        $      12,951,383
                                                                        ================        =================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 4)                            $         16,836        $          16,836
   Due to General Partner and affiliates (Note 3)                                370,223                  233,380
   Due to limited partners (Note 7)                                              900,000                        -
                                                                        ----------------        -----------------
         Total liabilities                                                     1,287,059                  250,216
                                                                        ----------------        -----------------
Partners' equity (deficit):
   General partners                                                              (64,461)                 (52,119)
   Limited partners (30,000 units authorized; 18,000
    units issued and outstanding at December 31, 1997
    and 1996)                                                                 10,631,435               12,753,286
                                                                        ----------------        -----------------
         Total partners' equity                                               10,566,974               12,701,167
                                                                        ----------------        -----------------
                                                                        $     11,854,033        $      12,951,383
                                                                        ================        =================


                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1997, 1996 and 1995




                                                            1997                 1996                  1995
                                                      -----------------    ------------------    ------------------
Interest income                                     $          57,279     $         74,947      $         145,959
                                                    -----------------     ----------------      -----------------

Operating expenses:
   Amortization                                                58,596               57,933                 57,466
   Partnership management fees (Note 3)                       186,166              186,422                173,406
   Bad debt expense                                                 -                8,680                      -
   Office                                                      18,093               19,635                 20,510
                                                    -----------------     ----------------      -----------------
         Total operating expenses                             262,855              272,670                251,382
                                                    -----------------     ----------------      -----------------
Loss from operations                                         (205,576)            (197,723)              (105,423)

Equity in losses from limited partnerships
 (Note 2)                                                  (1,028,617)          (1,132,216)            (1,155,114)
                                                    -----------------     ----------------      -----------------
Net loss                                            $      (1,234,193)    $     (1,329,939)      $     (1,260,537)
                                                    =================     ================       ================

Net loss allocable to:
   General partner                                  $         (12,342)    $        (13,300)      $        (12,605)
                                                    =================     ================       ================
   Limited partners                                 $      (1,221,851)    $     (1,316,639)      $     (1,247,932)
                                                    =================     ================       ================

Net loss per weighted limited partner
 units                                              $         (67.88)     $         (73.15)      $        (69.33)
                                                    ================      ================       ===============

Outstanding weighted limited partner
 units                                                        18,000               18,000                 18,000
                                                    ================      ================       ===============


                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1997, 1996 and 1995




                                                      General Partner      Limited Partners
                                                                                                       Total
                                                      -----------------    ------------------    ------------------
Equity (deficit) - January 1, 1995                  $         (26,804)    $     15,121,447      $      15,094,643


Capital contributions                                               -               10,000                 10,000

Collection of notes receivable (Note 6)                             -              205,000                205,000

Offering costs                                                    856                7,708                  8,564

Net loss                                                      (12,605)          (1,247,932)            (1,260,537)
                                                    -----------------     ----------------      -----------------
Equity (deficit) - December 31, 1995                          (38,553)          14,096,223             14,057,670

Offering costs                                                   (266)             (26,298)               (26,564)

Net loss                                                      (13,300)          (1,316,639)            (1,329,939)
                                                    -----------------     ----------------      -----------------
Equity (deficit) - December 31, 1996                          (52,119)          12,753,286             12,701,167

Return of capital (Note 7)                                          -             (900,000)              (900,000)

Net loss                                                      (12,342)          (1,221,851)            (1,234,193)
                                                    -----------------     ----------------      -----------------
Equity (deficit) - December 31, 1997                $         (64,461)    $     10,631,435      $      10,566,974
                                                    =================     ================      =================



                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1997, 1996 and 1995






                                                            1997                 1996                  1995
                                                      -----------------    ------------------    ------------------

Cash flows from operating activities:
   Net loss                                         $      (1,234,193)    $     (1,329,939)     $      (1,260,537)

   Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
       Amortization                                            58,596               57,933                 57,466
       Bad debt                                                     -                8,680                      -
       Equity in loss of limited partnerships               1,028,617            1,132,216              1,155,114
       Change in other assets                                   3,177               (5,419)                19,960
       Change in receivable from affiliate                          -                    -                216,645
       Change in accrued fees and expenses
        due to general partner and affiliate                  136,843               (6,808)               248,752
                                                    -----------------     ----------------      -----------------
   Net cash provided by (used in) operating
    activities                                                 (6,960)            (143,337)               437,400
                                                    -----------------     ----------------      -----------------
Cash flows from investing activities:
   Investments in limited partnerships, net                         -             (220,733)            (3,636,150)
   Capitalized acquisition costs and fees                     (55,994)             (33,906)                     -
   Change in cash in escrow                                         -                    -              2,090,570
   Distributions from limited partnerships                     15,989                6,376                  9,893
                                                    -----------------     ----------------      -----------------
   Net cash used in investing activities                      (40,005)            (248,263)            (1,535,687)
                                                    -----------------     ----------------      -----------------
Cash flows from financing activities:
   Capital contributions from limited
    partnerships                                                    -                    -                215,000
   Offering costs                                                   -              (26,564)                     -
                                                    -----------------     ----------------      -----------------
   Net cash (used in) provided by financing
    activities                                                      -              (26,564)               215,000
                                                    -----------------     ----------------      -----------------
Net decrease in cash and cash equivalents                     (46,965)            (418,164)              (883,287)

Cash and cash equivalents, beginning of
 year                                                       1,498,036            1,916,200              2,799,487
                                                    -----------------     ----------------      -----------------
Cash and cash equivalents, end of year              $       1,451,071     $      1,498,036      $       1,916,200
                                                    =================     ================      =================

Continued
                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995





                                                            1997                 1996                  1995
                                                      -----------------    ------------------    ------------------
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
   Interest paid                                    $               -     $              -      $               -
                                                    ================      ===============       ================
   Taxes paid                                       $             800     $            800      $             800
                                                    =================     ================      =================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:

     During 1996 and 1995, the Partnership had $422,205 and $140,766, respectively, of investments in limited partnerships returned through tax credit adjustments reflected as a reduction in the payables to limited partnerships.

     During 1996 and 1995, the Partnership adjusted offering costs and accrued fees and expenses due to General Partner and affiliates by $(26,564) and $8,564, respectively (see Note 1).





                See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1997, 1996 and 1995





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

The general partner is WNC California Tax Credit Partners III, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the General Partner. The Cooper Trust owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

The Partnership Agreement authorized the sale of up to 30,000 units of Limited Partnership Interests at $1,000 per Unit ("Units"). The offering of Units concluded in July 1994 at which time 17,990 Units in the amount of $17,990,000 had been accepted. During 1995, an additional 10 units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible. The general partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interests in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995




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

Cash and Cash Equivalents
-------------------------

The partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. At December 31, 1997 and 1996, the Partnership had cash equivalents totaling $942,685 and $1,291,287, respectively.

Concentration of Credit Risk
----------------------------

At December 31, 1997, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured amounts.

Offering Costs
--------------

Offering costs consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling units. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering costs are reflected as a reduction of partners' capital. Through December 31, 1997, the Partnership had recorded offering and selling expenses of $926,564 and $1,440,000, respectively.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Net Loss Per Weighted Limited Partner Units

Net loss per weighted limited partner units was computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the respective periods.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 1997, the Partnership had acquired limited partnership interests in eighteen limited partnerships, which own and operate apartment complexes consisting of 663 apartment units. The respective general partners of the limited partnerships manage the day-to-day operations of the limited partnerships. Significant limited partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the limited partnerships.

The Partnership's investments in limited partnerships as shown in the accompanying balance sheets at December 31, 1997 and 1996 are approximately $1,640,000 and $1,637,000, respectively, greater than the Partnership's equity as shown in the limited partnerships' combined financial statements, respectively. This difference is due to unrecorded losses, as discussed below, and to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and capital contributions accrued but not paid by the Partnership. The capitalized acquisition costs are being amortized over 30 years (see Note 3).

Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At December 31, 1997, the investment accounts in certain limited partnerships have reached a zero balance. Consequently, the Partnership's share of losses during the year ended December 31, 1997 amounting to approximately $15,000 have not been recognized. As of December 31, 1997, the aggregate share of net losses not recognized by the Partnership amounted to $15,000.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in limited partnerships for the years ended December 31:

                                                                               1997                    1996
                                                                         -----------------       ------------------

Investments, beginning of year                                          $     11,447,928        $      13,032,752

Tax credit adjustments                                                                 -                 (422,205)
Capitalized acquisition costs and acquisition fees                                55,994                   33,906
Losses in equity of limited partnerships                                      (1,028,617)              (1,132,216)
Distributions                                                                    (15,989)                  (6,376)
Amortization of capitalized acquisition costs and fees                           (58,596)                 (57,933)
                                                                        ----------------        -----------------
Investments, end of year                                                $     10,400,720        $      11,447,928
                                                                        ================        =================

The financial information from the individual financial statements of the limited partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the limited partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

ASSETS                                                                         1997                    1996
                                                                         -----------------       ------------------

Buildings and improvements, net of accumulated depreciation
   for 1997 and 1996 of $4,188,000 and $2,968,000,
   respectively                                                         $     31,657,000        $      32,866,000
Land                                                                           2,380,000                2,380,000
Other assets                                                                   1,746,000                1,660,000
                                                                        ----------------        -----------------
         Total assets                                                   $     35,783,000        $      36,906,000
                                                                        ================        =================

LIABILITIES

Mortgage and construction loans payable                                 $     24,528,000        $      24,593,000
Other liabilities (including due to related parties
  of $715,000 and $762,000 as of December 31,
  1997 and 1996, respectively)                                                 1,495,000                1,496,000
                                                                        ----------------        -----------------
         Total liabilities                                                    26,023,000               26,089,000
                                                                        ----------------        -----------------
PARTNERS' CAPITAL

WNC California Housing Tax Credits III, L.P.                                   8,761,000                9,811,000
Other partners                                                                   999,000                1,006,000
                                                                         ---------------        -----------------
         Total partners' capital                                               9,760,000               10,817,000
                                                                         ---------------        -----------------

                                                                        $     35,783,000        $      36,906,000
                                                                        ================        =================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 1997               1996                1995
                                                            ---------------    ----------------    ----------------

Total revenues                                             $    2,895,000      $    2,786,000     $     2,622,000
                                                           --------------      --------------     ---------------

Expenses:
   Operating expenses                                           1,779,000           1,689,000           1,509,000
   Interest expense                                               950,000             968,000           1,066,000
   Depreciation and amortization                                1,220,000           1,273,000           1,214,000
                                                           --------------      --------------     ---------------
         Total expenses                                         3,949,000           3,930,000           3,789,000
                                                           --------------      --------------     ---------------
Net loss                                                   $   (1,054,000)     $   (1,144,000)    $    (1,167,000)
                                                           ==============      ==============     ===============

Net loss allocable to the Partnership                      $   (1,044,000)     $   (1,132,000)    $    (1,155,000)
                                                           ==============      ==============     ===============

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees equal to 9% of the gross proceeds from the sale of partnership units as compensation to the General Partner for services rendered to the Partnership in connection with the acquisition of limited partnerships. As of December 31, 1997 and 1996, acquisition fees of $1,620,000 have been incurred and included in the Partnership's investment in limited partnerships. Accumulated amortization amounted to $203,029 and $149,033 as of December 31, 1997 and 1996, respectively.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of December 31, 1997 and 1996, the Partnership has incurred acquisition costs of $194,019 and $138,025, respectively, which have been included in the Partnership's investment in limited partnerships. Accumulated amortization amounted to $12,723 and $8,123 as of December 31, 1997 and 1996, respectively.

          An annual management fee equal to 0.5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. Fees of $186,166, $186,422 and $173,406 were incurred for 1997, 1996 and 1995, respectively. Fees of $50,000 and $200,000 were paid during 1997 and 1996, respectively. No amounts were paid during 1995.

          A subordinated disposition fee in an amount equal to 1% of the sales price of any property sold. Payment of this fee to the General Partner is subordinated to the limited partners receiving a 6% preferred return (as defined in the partnership agreement) and is payable only if the General Partner or its affiliates render services.

Due to General Partner and affiliates as of December 31, 1997 and 1996 consist of the following:

                                                                               1997                    1996
                                                                         -----------------       ------------------

Working capital advances due to affiliate                               $            688        $              11


Annual management fees accrued                                                   369,535                  233,369
                                                                        ----------------        -----------------
                                                                        $        370,223        $         233,380
                                                                        ================        =================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships at December 31, 1997 and 1996, represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain operating and development benchmarks and are expected to be paid generally within two years of the Partnership's initial investment.

NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - INVESTOR NOTES RECEIVABLE
----------------------------------

As of December 31, 1994, the Partnership had received notes receivable of $205,000 in connection with the sale of partnership units. Limited partners who subscribed for ten or more units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 11% per annum, due no later than 13 months after the subscription date. Since such notes were not collected prior to the issuance of the Partnerships' financial statements, the balance was reflected as a reduction of partners' equity in previous financial statements. During 1995, the Partnership collected the $205,000 of notes receivable.

NOTE 7 - DUE TO LIMITED PARTNERS
--------------------------------

Due to limited partners at December 31, 1997, represents a return of capital to Unit holders of $50 per Unit. Such amounts were paid in January 1998.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.


The directors of Associates are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. Substantially all of the shares of Associates are owned by Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, and John B. Lester, Jr., through the Lester Family Trust.

WILFRED N. COOPER, SR., age 67, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the Executive Committee of the National Association of Home Builders (NAHB) and a past Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the California Council of Affordable Housing (CCAH) (formerly Rural Builders Council of California), and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 64, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 45, has been a Director of WNC & ASSOCIATES, INC. since 1997, a Senior Vice President since 1992, and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992, and has been a Director and Secretary of WNC Management, Inc. since its organization. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of CCAH, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 35, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Director since 1997 Executive Vice President since 1998, and a Senior Vice President since 1992. Mr. Cooper heads the Acquisition Originations department at WNC, has been President of, and a registered principal with, WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization, and has been a Director of WNC Management Inc. since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is an alternate director and member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 42, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990, and has been a Director and Chief Financial Officer of WNC Management Inc. since its organization. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 43, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994, and has been a Director and Chief Executive Officer of WNC Management Inc. since its organization. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the American Institute of Certified Public Accountants.

SY P. GARBAN, age 52, has 20 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed as Executive Vice President by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 55, has been associated with WNC & ASSOCIATES, INC. since 1993, and has served as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

DAVID TUREK, age 43, has been Director - Originations of WNC & ASSOCIATES, INC. since 1996. He has 23 years' experience in real estate finance and acquisitions. Previously, from 1995 to 1996 Mr. Turek served as a consultant for a national Low Income Housing Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Low Income Housing Credit properties, from 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for Low Income
Housing Credit development activities. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

N. PAUL BUCKLAND, age 36, has been employed by WNC & ASSOCIATES, INC. since 1994 and currently serves as Vice President Acquisitions. He has 11 years' experience in analysis pertaining to the development of multi-family and commercial properties. Previously, from 1986 to 1994 he served on the development team of the Bixby Ranch which constructed more than 700 apartment units and more than one million square feet of "Class A" office space in California and neighboring states, and from 1984 to 1986 he served as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

MICHELE M. TAYLOR, age 43, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 40, has been employed by WNC & ASSOCIATES, INC. since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 61, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership paid the General Partner or its affiliates as of December 31, 1997 $2,366,564, consisting of commissions and other fees and expenses of the Partnership's offering of Units of $1,440,000 and $926,564, respectively. Of the total paid to the General Partner or its affiliates, all of the amount of $2,366,564 was paid (reallowed) to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition fees in an amount equal to 9% of the gross proceeds of the Partnership's offering ("Gross Proceeds"). Through December 31, 1997, the aggregate amount of acquisition fees of $1,620,000 have been paid or are due to the General Partner or its affiliates.

(c) The Partnership reimbursed the General Partner or its affiliates as of December 31, 1997 for acquisition expenses which have not exceeded 1.5% of Gross Proceeds, expended by such persons on behalf of the Partnership in the amount of approximately $194,000.

(d) An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships.). Fees of $186,166, $186,422 and $173,406 were incurred for 1997, 1996, and 1995, respectively. The Partnership paid the General Partner or its affiliates $50,000 and $200,000 of those fees in 1997 and 1996, respectively. No amounts were paid in 1995.

(e) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates:
(i) 16% through December 31, 2003, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(f) The General Partner was allocated federal and California Housing Tax Credits as follows:

                     1997                    1996
                     ----                    ----
Federal             $20,481                 $20,481
California           11,975                  15,391
                   --------                --------
Total               $32,456                 $35,872
                    =======                 =======

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

No person is known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

Security Ownership of Management
--------------------------------

(a)  Security Ownership of Certain Beneficial Owners

No person is known to own beneficially in excess of 5% of the outstanding Limited Partnership Interests.

(b)  Security Ownership of Management

 Neither the General Partner, its affiliates nor any of the officers or directors of Associates or its affiliates own directly or beneficially any limited partnership interests in the Partnership.

(c)  Changes in Control

The management and control of the General Partners may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners,
(I) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at anytime remove the General Partner of the Partnership and elect a successor General Partner

Item 13.  Certain Relationships and Related Transactions

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

Balance sheet as of December 31, 1997 and 1996.

Statements of Operations for the years ended December 31, 1997, 1996, and 1995.

Statement of Partners' Equity for the years ended December 31, 1997, 1996, and 1995.

Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

Notes to Financial Statements.

Financial Statement Schedules:
   N/A

Exhibits (3): Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus, filed as Exhibit 28.1 to Form 10 K for the year ended December 31, 1994.

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

10.10Amended and Restated  Agreement of Limited  Partnership of Venus Retirement
     Village, Ltd. filed as exhibit 10.8 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.10.

10.11Second   Amended  and  Restated   Agreement  of  Limited   Partnership   of
     Walnut-Pixley, L.P. filed as exhibit 10.9 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.11.

10.12Amended  and  Restated  Agreement  of Limited  Partnership  of Almond  View
     Apartments, Ltd. filed as exhibit 10.11 to Form 10K dated December 31, 1993 is hereby incorporated herein by reference as exhibit 10.12.

10.13Amended  and  Restated  Agreement  of Limited  Partnership  of  Candleridge
     Apartments of Perry, L.P. II filed as exhibit 10.1 to Form 8-K dated May 26, 1994 is hereby incorporated herein by reference as exhibit 10.13.

10.14Second  Amended and Restated  Agreement of Limited  Partnership  of Parlier
     Garden Apts. filed as exhibit 10.2 to Form 8-K dated May 26, 1994 is hereby incorporated herein by reference as exhibit 10.14.

10.15Agreement   of  Limited   Partnership   of  Rosewood   Apartments   Limited
     Partnership filed as exhibit 10.3 to Form 8-K dated May 26, 1994 is hereby incorporated herein by reference as exhibit 10.15.

10.16Agreement of Limited  Partnership  of Limited  Partnership  of Nueva Sierra
     Vista Associates filed as exhibit 10.4 to Form 8-K/A Amendment No. 1 to Current Report dated May 26, 1994 is hereby incorporated herein by reference as exhibit 10.16.

10.17Amended  and  Restated  Agreement  of Limited  Partnership  of Memory  Lane
     Limited Partnership filed as exhibit 10.1 to Form 8-K dated July 7, 1994 is hereby incorporated herein by reference as exhibit 10.17.

10.18Second  Amended and  Restated  Agreement  of Limited  Partnership  of Tahoe
     Pines Apartments filed as exhibit 10.1 to Form 8-K dated July 27, 1994 is hereby incorporated herein by reference as exhibit 10.18.

Reports on Form 8-K

No reports of Form 8-K were filed during the fourth quarter ended December 31, 1997.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC California Tax Credit Partners III, L.P.    General Partner
                                                     of the Registrant

By:  WNC & Associates, Inc.        General Partner of
                                   WNC California Tax Credit Partners III, L.P.


By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President of WNC & Associates, Inc.

Date: April 14, 1998


By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice-President Finance of WNC & Associates, Inc.

Date: April 14, 1998




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Wilfred N. Cooper, Sr.
-----------------------------------------------------
Wilfred N. Cooper, Sr.     Director and Chairman of the Board
                              WNC & Associates, Inc.

Date: April 14, 1998


By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        Director and Secretary of the Board
                               WNC & Associates, Inc.

Date: April 14, 1998


By:  /s/ David N. Shafer
-----------------------------------------------------
David N. Shafer   Director of WNC & Associates, Inc.

Date: April 14, 1998