Form 10-Q
period 1998-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 1998-05-13
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998




PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

   Balance Sheets, March 31, 1998 and
     December 31, 1997.......................................................3

   Statement of Operations
            For the three months ended March 31, 1998 and 1997...............4

   Statement of Partners' Equity
            For the three months ended March 31, 1998 and 1997...............5

   Statement of Cash Flows
            For the three months ended March 31, 1998 and 1997...............6

   Notes to Financial Statements.............................................8

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................12



PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K...................................16

 Signatures ................................................................17

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997

                                            1998                     1997
                                            ----                     ----

                                     ASSETS

Cash and cash equivalents         $          563,949       $        1,451,071
 Investment in limited
  partnerships - Note 2                   10,137,867               10,400,720
 Other assets                                      -                    2,242
                                          ----------               ----------

                                  $       10,701,816        $      11,854,033
                                          ==========               ==========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships
 -Note 3                         $           16,836        $          16,836
Payable to limited partners                                           900,000
 Accrued fees and expenses due to
   general partner and affiliates
   - Note 4                                  416,586                  370,223
                                          ----------               ----------
                                             433,422                1,287,059
                                          ----------               ----------
Partners' equity (deficit):
 General partner                             (67,447)                 (64,461)
 Limited partners (30,000 units
  authorized, 18,000 units issued
  and outstanding)                        10,335,841               10,631,435
                                          ----------               ----------

Total partners' equity                    10,268,394               10,566,974
                                          ----------               ----------

                                    $     10,701,816        $      11,854,033
                                          ==========               ==========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

               For the Three Months Ended March 31, 1998 and 1997


                                             1998                      1997
                                             ----                      ----

Interest income                   $            9,889        $         13,059
                                           ---------               ---------


Operating expenses:
Amortization                                  15,116                  14,649
Asset management fees (Note 4)                46,542                  46,541
Legal and accounting                             500                   2,000
Other                                          1,774                     675
                                           ---------               ---------

Total operating expenses                      63,932                  63,865
                                              ------                  ------

Loss from operations                         (54,043)                (50,806)

Equity in loss from
 limited partnerships                       (244,537)               (277,000)
                                           ---------               ---------

Net loss                         $          (298,580)       $       (327,806)
                                           =========               =========

Net loss allocated to:
  General partner                $            (2,986)       $         (3,278)
                                           =========               =========

  Limited partners               $          (295,594)       $       (324,528)
                                           =========               =========

Net loss per weighted
limited partner interest
outstanding                      $               (16)       $            (18)
                                           =========               =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

               For the Three Months Ended March 31, 1998 and 1997


For the Three Months Ended March 31, 1998

                                         General      Limited
                                         Partner      Partner        Total

Equity (deficit), December 31, 1997   $  (64,461)  $ 10,631,435  $  10,566,974


Net loss for the three months ended
  March 31, 1998                          (2,986)      (295,594)      (298,580)
                                       ---------     ----------     ----------


Equity (deficit), March 31, 1998      $  (67,447)  $ 10,335,841  $  10,268,394
                                       =========    ===========    ===========



For the Three Months Ended March 31, 1997

                                         General       Limited
                                         Partner       Partner        Total

Equity (deficit), December 31, 1996   $  (52,119)  $ 12,753,286  $  12,701,167


Net loss for the three months ended
  March 31, 1997                          (3,278)      (324,528)      (327,806)
                                       ---------     ----------    -----------


Equity (deficit), March 31, 1997      $  (55,397)  $ 12,428,758   $ 12,373,361
                                       =========    ===========    ===========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997

                                                      1998                1997
                                                      ----                ----
Cash flows provided by operating activities:
 Net loss                                         $  (298,580)   $    (327,806)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Equity in loss of limited partnerships             244,537          277,000
   Amortization of acquisition costs and fees          15,116           14,649
   Decrease (increase) in other assets                  2,242            4,847
   Increase (decrease) in asset management fee         46,542           46,542
   Increase (decrease accrued fees and expense
    due to general partner and affiliates                (179)           2,279
                                                   ----------       ----------

 Net cash provided by operating activities              9,678           17,511
                                                   ----------       ----------

Cash flows used in investing activities:
 Investment in limited partnerships                                    (55,994)
 Distribution from limited partnerships                 3,200            3,600
                                                        -----            -----
  Net cash provided by (used in) investing activities   3,200          (52,394)
                                                        -----          --------

Cash flows used in financing activities:
   Return of capital to limited partners             (900,000)
                                                   ----------

Net decrease in cash and cash equivalents            (887,122)         (34,883)

Cash and cash equivalents, beginning of period      1,451,071        1,498,036
                                                   ----------       ----------

Cash and cash equivalent, end of period        $      563,949   $    1,463,153
                                                   ==========       ==========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998


NOTE 1 - GENERAL AND ORGANIZATION
---------------------------------

General
-------

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1997.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and changes in cash flows for the three months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

The general partner is WNC California Tax Credit Partners III, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the General Partner. The Cooper Revocable Trust owns just less than 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and, through the Lester Family Trust, owns just less than 30% of the outstanding stock of WNC & Associates, Inc.

The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1998

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

At March 31, 1998, the Partnership had acquired limited partnership interests in eighteen limited partnerships which own and operate eighteen apartment complexes. All eighteen of these have completed construction as of March 31, 1998.

The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships. Following is a summary of the components of the Partnership's investment in limited partnerships as of March 31, 1998 and December 31, 1997:

                                             1998                      1997
                                             ----                      ----
  Investment balance,
    beginning of period                  $ 10,400,720            $ 11,447,928
  Equity in loss of limited
    partnership                              (244,537)             (1,028,617)
  Distributions                                (3,200)                (15,989)
  Capitalized acquisition cost
    & fees                                                             55,994
  Amortization of capitalized
    acquisition costs                         (15,116)                (58,596)
                                          -----------             -----------
  Investment balance,
    end of period                        $ 10,137,867            $ 10,400,720
                                          ===========             ===========

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1998

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP (CONTINUED)
------------------------------------------------------

Selected operating information from the financial statements of the seventeen twelve limited partnerships with operations and three limited partnerships with operations for the period ended March 31, 1998 and 1997, respectively, is presented below:
                                           1998                      1997
                                           ----                      ----

Total revenue                  $           725,000         $        696,000
                                         ---------                ---------
Interest expense                           254,000                  236,000
Depreciation                               298,000                  318,000
Operating expenses                         430,000                  422,000
                                         ---------                ---------
Total expenses                             982,000                  976,000
                                         ---------                ---------

Net loss                       $          (257,000)        $       (280,000)
                                         ==========               ==========
Net loss allocable to
 the Partnership               $          (244,537)        $       (277,000)
                                         ==========               ==========

NOTE 3 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at March 31, 1998 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $46,542 and $46,541 were incurred for the three months ended March 31, 1998 and 1997.

NOTE 5 - INCOME TAXES
---------------------

The Partnership will not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The Partnership raised funds from investors through its public offering of units of limited partnership interest ("Units") and has applied such funds, including the installment payments of the limited partners' promissory notes as received, to the acquisition of investments in partnerships, acquisition fees, the establishment of reserves, the payment of operating expenses and the payment of expenses of this offering.

As of March 31, 1998, the Partnership has received subscription in cash of $17,100,000 for 18,000 Units consisting of subscriptions from the offering terminated on July 22, 1995 at which time subscriptions for 18,000 units ($18,000,000) were accepted, offset by a return of capital of $900,000 ($500 per unit) was made in 1998.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of capital is the proceeds from its offering.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $887,000 for the three months ended March 31, 1998. This decrease in cash was due to the Partnership's financing activities, offset by investing and operating activities, of approximately $(900,000), 3,000 and 10,000, respectively. The entire amount of cash flows used in financing activities consisted of the return of caital to investors of $900,000. The amount returned represented price adjusters realized by the Partnership. Cash provided by investing activities consisted of entirely of cash distributions from local limited partnerships. The cash reserves are sufficient to fund the Partnership's remaining capital contributions. Cash provided from operations consisted primarily of interest received. Cash used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $35,000 for the three months ended March 31, 1997. This decrease in cash consisted of cash provided by the Partnership's operating activities, and cash used in investing activities. Investing activities used a net of approximately $52,000 consisting of uses of cash for purchases of interests in limited partnerships and acquisition fees of approximately $56,000 and cash provided of approximately $4,000 from distributions from limited partnerships. Cash used in the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest The major components of all these activities are discussed in greater detail below.

As of March 31, 1998 the Partnership had received a net of $17,100,000 in cash from the sale of Units consisting of $18,000,000 in cash from the sale of Units, offset by a retun of capital of $900,000 in 1998. Approximately $12,536,000 has been committed to the purchase price of eighteen limited partnership interests. As of March 31, 1998, the Partnership had made capital contributions to its limited partnerships in the amount of approximately $12,520,000.

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

Results of Operations
---------------------

As of March 31, 1998 the Partnership has identified and acquired eighteen limited partnership interests. Each of the eighteen apartment complexes owned by such limited partnerships received government assistance and each of them has received a reservation for federal low income housing credits. All eighteen of these have completed construction of its apartment complex as of March 31, 1998 and had operations for the period.

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

As reflected on its Statements of Operations, the Partnership has losses of approximately $299,000 and $328,000 for the three months ended March 31, 1998 and 1997, respectively. The component items of revenue and expense are discussed below.

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

Item 3:  Quantitative and Qualitative Disclosures Above Market Risks

NONE

Part II.  Other Information

Item 1.  Legal Proceedings

NONE

Item 6.  Exhibits and Reports on Form 8-K

1.  NONE

2. No reports on Form 8-K were filed during the first quarter ended March 31, 1998.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC California Tax Credit Partners III General Partner

By:  WNC & Associates, Inc.         General Partner


By: /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President

Date: May 11, 1998

By: /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President-Finance

Date: May 11, 1998