Form 10-Q
period 1998-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 1998-08-05
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

(714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998




PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

   Balance Sheets, June 30, 1998 and
     December 31, 1997......................................................3

   Statement of Operations
     For the three months and six months ended June 30, 1998 and 1997.......4

   Statement of Partners' Equity
     For the six months ended June 30, 1998 and 1997........................5

   Statement of Cash Flows
     For the six months ended June 30, 1998 and 1997........................6

   Notes to Financial Statements............................................7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................10

  Item 3:  Quantitative and Qualitative Disclosures Above Market Risks.....12

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.................................13

  Signatures ..............................................................14

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

                                             1998                     1997
                                             ----                     ----

                                     ASSETS

Cash and cash equivalents          $      557,486       $        1,451,071
 Investment in limited
  partnerships  (Note 2)                9,874,800               10,400,720
 Other assets                                   -                    2,242
                                      -----------              -----------

                                   $   10,432,286       $       11,854,033
                                      ===========              ===========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships
(Note 3)                           $       16,836       $           16,836
Payable to limited partners                     -                  900,000

 Accrued fees and expenses due to
   general partner and affiliates
 (Note 4)                                 465,854                  370,223
                                      -----------              -----------

                                          482,690                1,287,059
                                      -----------              -----------

Partners' equity (deficit):
 General partner                          (70,635)                 (64,461)
 Limited partners (30,000 units
  authorized, 18,000 units issued
  and outstanding)                     10,020,231               10,631,435
                                      -----------              -----------

Total partners' equity                  9,949,596               10,566,974
                                      -----------              -----------


                                   $   10,432,286        $      11,854,033
                                      ===========              ===========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

            For the Three and Six Months Ended June 30, 1998 and 1997

                                        1998                     1997
                                        ----                     ----
                                 Three        Six         Three        Six
                                Months       Months       Months      Months
                                ------       ------       ------      ------
Interest income             $    4,912   $   14,801   $   11,493  $   24,552
Miscellaneous income             2,300        2,300            -           -
                              --------     --------     --------    --------
                                 7,212       17,101       11,493      24,552
                              --------     --------     --------    --------
Operating expenses:
Amortization                    15,116       30,232       14,649      29,298
Asset management fees
 (Note 4)                       46,541       93,083       46,542      93,083
Legal and accounting             5,250        5,750        4,588       6,588
Other                           13,640       15,414        8,702       9,377
                              --------     --------     --------    --------

Total operating expenses        80,547      144,479       74,481     138,346
                              --------     --------     --------    --------
Loss from operations           (73,335)    (127,378)     (62,988)   (113,794)

Equity in loss from
 limited partnerships         (245,463)    (490,000)    (277,000)   (554,000)
                              --------     --------     --------    --------

Net loss                    $ (318,798)  $ (617,378)  $ (339,988) $ (667,794)
                              ========     ========     ========    ========

Net loss allocated to:
  General partner           $   (3,188)  $   (6,174)  $   (3,400) $   (6,678)
                              ========     ========     ========    ========
  Limited partners          $ (315,610)  $ (611,204)  $ (336,588) $ (661,116)
                              ========     ========     ========    ========

Net loss per 18,000 weighted
 limited partner interest
 outstanding                $      (18)  $      (34)  $      (19) $      (37)
                              ========     ========     ========    ========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                 For the Six Months Ended June 30, 1998 and 1997


For the Six Months Ended June 30, 1998
--------------------------------------

                                           General       Limited
                                           Partner       Partner       Total

Equity (deficit), December 31, 1997     $  (64,461) $  10,631,435 $ 10,566,974

Net loss for the six months ended
  June 30, 1998                             (6,174)      (611,204)    (617,378)
                                        ----------     ----------   ----------


Equity (deficit), June 30, 1998         $  (70,635) $  10,020,231 $  9,949,596
                                        ==========     ==========   ==========



For the Six Months Ended June 30, 1997
--------------------------------------

                                           General       Limited
                                           Partner       Partner       Total

Equity (deficit), December 31, 1996     $  (52,119) $  12,753,286 $ 12,701,167

Net loss for the six months ended
  June 30, 1997                             (6,678)      (661,116)    (667,794)
                                        ----------     ----------   ----------


Equity (deficit), June 30, 1997         $  (58,797) $  12,092,170 $ 12,033,373
                                        ==========     ==========   ==========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS For the Six
                       Months Ended June 30, 1998 and 1997

                                                          1998         1997
                                                          ----         ----
Cash flows provided (used) by operating activities:
  Net loss                                           $ (617,378)  $ (667,794)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Equity in loss of limited partnerships, net          489,400      554,000

   Amortization of acquisition costs and fees            30,232       29,298
   Decrease in other assets                               2,242        5,419
   Increase in asset management fee                      93,083       93,084
   Increase (decrease) accrued fees and expense
    due to general partner and affiliates                 2,548          (12)
                                                    -----------  -----------
    Net cash provided by operating activities               127       13,995
                                                    -----------  -----------
Cash flows provided by (used by) investing activities:
    Investment in limited partnerships                        -      (55,994)
    Distribution from limited partnerships                6,288        7,989
                                                      -----------  ---------
Net cash provided by (used in)
        investing activities                               6,288     (48,005)
                                                      -----------  ---------

Cash flows used by financing activities:
    Return of capital to investors                     (900,000)            -
                                                       --------      --------
  Net decrease in cash and cash equivalents            (893,585)     (34,010)

Cash and cash equivalents, beginning of period        1,451,071    1,498,036
                                                    -----------  -----------


Cash and cash equivalent, end of period             $   557,486  $ 1,464,026
                                                    ===========  ===========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and changes in cash flows for the six months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1998

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

At June 30, 1998, the Partnership had acquired limited partnership interests in eighteen limited partnerships which own and operate eighteen apartment complexes. All eighteen of these have completed construction as of June 30, 1998. The Partnership, as a limited partner, is a 99% owner and is generally entitled to 99% of the operating profits and losses of the limited partnerships.

Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. At June 30, 1998, one of the limited partnership investment accounts has reached a zero balance and losses for that partnership are not recognized

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of June 30, 1998 and December 31, 1997:

                                              1998                    1997
                                              ----                    ----
  Investment balance,
    beginning of period                 $ 10,400,720            $ 11,447,928
  Equity in loss of limited
    partnership                             (490,000)             (1,028,617)
  Distribution income                            600
  Distributions                               (6,288)
                                                                     (15,989)
  Capitalized acquisition cost & fees                                 55,994
  Amortization of capitalized
    acquisition costs                        (30,232)                (58,596)
                                        ------------            ------------
  Investment balance,
    end of period                       $  9,874,800            $ 10,400,720
                                        ============            ============

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1998

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP (CONTINUED)
------------------------------------------------------

Selected operating information from the financial statements of the eightteen limited partnerships for the period ended June 30, 1998 and 1997, respectively, is presented below:

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
                                     ==========           ==========

NOTE 3 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at June 30, 1998 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. A fee of $93,083 was incurred for each six month period ended June 30, 1998 and 1997.

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $894,000 and $34,000 for the six months ended June 30, 1998 and 1997, respectively. In 1998, this decrease in cash consisted principally of cash used in financing activities of $900,000, a return of capital to investors. Cash provided by investing activities consisted of distributions from local limited partnerships of approximately $6,300. Cash used in the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest

In 1997, this decrease in cash consisted of cash provided by the Partnership's operating activities, and cash used in investing activities. Investing activities used a net of approximately $48,000 consisting of uses of cash for purchases of interests in limited partnerships of approximately $56,000 and cash provided of approximately $8,000 from distributions from limited partnerships. Cash used in the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest
 The major components of all these activities are discussed in greater detail below.

As of June 30, 1998 the Partnership had received a net of $17,100,000 in cash from the sale of Units consisting of $18,000,000 in cash from the sale of Units, offset by a return of capital of $900,000 in 1998. Approximately $12,536,000 has been committed to the purchase price of eighteen limited partnership interests. As of June 30, 1998, the Partnership had made capital contributions to its limited partnerships in the amount of approximately $12,520,000.

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

Results of Operations
---------------------

As of June 30, 1998 the Partnership has identified and acquired eighteen limited partnership interests. Each of the eighteen apartment complexes owned by such limited partnerships received government assistance and each of them has received a reservation for federal low income housing credits. All eighteen of these have completed construction of its apartment complex as of June 30, 1998 and had operations for the period.

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

As reflected on its Statements of Operations, the Partnership has losses of approximately $617,000 and $668,000 for the six months ended June 30, 1998 and 1997, respectively. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the second quarter ended June 30, 1998.

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

Date: August 4, 1998

By:   /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul           Vice President-Finance

Date: August 4, 1998