Form 10-Q
period 1998-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 1998-11-12
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998




PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets, September 30, 1998 and
                  December 31, 1997...........................................3

         Statement of Operations
                  For the three months and nine months ended
                    September 30, 1998 and 1997...............................4

         Statement of Partners' Equity
                  For the nine months ended September 30, 1998 and 1997.......5

         Statement of Cash Flows
                  For the nine months ended September 30, 1998 and 1997.......6

         Notes to Financial Statements........................................8

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................11

         Item 3:  Quantitative and Qualitative Disclosures
                    Above Market Risks.......................................12

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K............................13

         Signatures .........................................................14

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

                                           1998                     1997
                                           ----                     ----
ASSETS

Cash and cash equivalents          $        555,837         $      1,451,071
 Investment in limited
  partnerships                            9,613,934               10,400,720
 Other assets                                    -                     2,242
                                         ----------               ----------

                                   $     10,169,771         $     11,854,033
                                        ===========               ==========


LIABILITIES AND PARTNERS' EQUITY


Liabilities:
Payable to limited partnerships    $         16,836         $         16,836

Payable to limited partners                                          900,000
 Accrued fees and expenses due to
   general partner and affiliates           509,160                  370,223
                                           --------                ---------
                                            525,996                1,287,059
                                           --------                ---------
Partners' equity (deficit):
 General partner                            (73,693)                 (64,461)
 Limited partners (30,000 units
  authorized, 18,000 units issued
  and outstanding)                        9,717,468               10,631,435
                                         ----------               ----------

Total partners' equity                    9,643,775               10,566,974
                                         ----------               ----------

                                   $     10,169,771         $     11,854,033
                                        ===========               ==========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

         For the Three and Nine Months Ended September 30, 1998 and 1997


                                      1998                        1997
                             -------------------------   ----------------------
                               Three         Nine          Three         Nine
                               Months        Months        Months        Months
                               ------        ------        ------        ------

Interest income            $    5,261     $   20,062     $  10,997    $  35,549

Miscellaneous income           (2,300)             -             -            -
                                -----       --------        ------       ------
                                2,961         20,062        10,997       35,549
                               -------      --------        ------       ------

Operating expenses:
Amortization                   15,116         45,348        14,649       43,947

Asset management fees
  (Note 4)                     46,542        139,625        46,544      139,627

Legal and accounting               -           5,750             -        6,588

Other                           2,724         18,138         1,168       10,545
                               ------         ------       -------       ------

Total operating expenses        64,382       208,861        62,361      200,707
                                ------       -------      --------      -------


Loss from operations           (61,421)     (188,799)      (51,364)    (165,158)

Equity in loss from
 limited partnerships         (244,400)     (734,400)     (265,000)    (819,000)
                              --------      ---------     --------     --------

Net loss                   $  (305,821)   $ (923,199)    $(316,364)  $ (984,158)
                              ========     =========      =========    ========
Net loss allocated to:
  General partner          $    (3,058)   $   (9,232)    $  (3,164)  $   (9,842)
                              ========     =========      =========    ========

  Limited partners         $  (302,763)   $ (913,967)    $(313,200)  $ (974,316)
                              ========     =========      =========    ========

Net loss per 18,000
weighted limited partner
interest outstanding       $       (17)   $      (51)    $     (17)  $      (54)
                              ========     =========      =========    ========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

              For the Nine Months Ended September 30, 1998 and 1997



For the Nine Months Ended September 30, 1998
--------------------------------------------

                                General             Limited
                                Partner             Partner            Total
                                -------             -------            -----

Equity (deficit),
   December 31, 1997          $  (64,461)     $  10,631,435       $  10,566,974

Net loss for the nine months
  ended September 30, 1998        (9,232)          (913,967)           (923,199)
                                  ------          ---------          ----------

Equity (deficit),
  September 30, 1998         $   (73,693)     $   9,717,468       $   9,643,775
                                  ======          =========         ===========




For the Nine Months Ended September 30, 1997
--------------------------------------------

                                General             Limited
                                Partner             Partner            Total
                                -------             -------            -----

Equity (deficit),
  December 31, 1996          $   (52,119)     $   12,753,286      $  12,701,167

Net loss for the nine months
  ended September 30, 1997        (9,842)           (974,316)          (984,158)
                                  ------            --------           --------

Equity (deficit),
  September 30, 1997         $   (61,961)     $    11,778,970     $  11,717,009
                                 =======          ===========        ==========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                      STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 1998 and 1997

                                                          1998            1997
                                                          ----            ----
Cash flows used in operating activities:
  Net loss                                            $  (923,199)  $  (984,158)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Equity in loss of limited partnerships            734,400       819,000
        Amortization of acquisition costs and fees         45,348        43,947
        Decrease (increase) in other assets                 2,242         3,807
        Increase (decrease) in asset management fee       139,625        89,628
        Increase (decrease accrued fees and expense
          due to general partner and affiliates              (688)          362
                                                         --------       -------
             Net cash used in operating activities         (2,272)      (27,414)
                                                        ---------     ---------

Cash flows provided (used) by investing activities:
    Investment in limited partnerships                                  (55,994)
    Distribution from limited partnerships                  7,038         8,589
                                                        ---------     ---------
             Net cash provided (used)
                by investing activities                     7,038       (47,405)
                                                        ---------     ----------

Cash flows used in financing activities:
    Return of investor capital                           (900,000)
                                                        ---------
             Net cash used in financing activities       (900,000)
                                                        ----------

Net decrease in cash and cash equivalents                (895,234)      (74,819)

Cash and cash equivalents, beginning of period          1,451,071     1,498,036
                                                        ---------     ---------

Cash and cash equivalent, end of period               $   555,837   $ 1,423,217
                                                        =========     =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and changes in cash flows for the nine months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1998

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

At September 30, 1998, the Partnership had acquired limited partnership interests in eighteen limited partnerships which own and operate eighteen apartment complexes. All eighteen of these have completed construction as of September 30, 1998.

The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships. Following is a summary of the components of the Partnership's investment in limited partnerships as of September 30, 1998 and December 31, 1997:

                                            1998               1997
                                            ----               ----
  Investment balance,
    beginning of period                  $ 10,400,720       $  11,447,928
  Equity in loss of limited
    partnership                              (734,400)         (1,028,617)
  Distributions                                (7,038)            (15,989)
  Capitalized acquisition cost & fees                              55,994
  Amortization of capitalized
    acquisition costs                         (45,348)            (58,596)
                                            ---------          ----------
  Investment balance,
    end of period                        $  9,613,934       $  10,400,720
                                           ==========          ==========

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1998


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP (CONTINUED)
------------------------------------------------------

Selected operating information from the financial statements of the eighteen limited partnerships for the period ended September 30, 1998 and 1997 is presented below:

                                                    1998              1997
                                                    ----              ----
  Total revenue                              $     2,174000     $   2,089,000
                                                  ---------         ---------
  Interest expense                                  761,000           708,000
  Depreciation                                      895,000           955,000
  Operating expenses                              1,289,000         1,266,000
                                                  ---------         ---------
  Total expenses                                  2,945,000         2,929,000
                                                  ---------         ---------
  Net loss                                   $     (771,000)    $    (840,000)
                                                  =========         =========
  Net loss allocable to the Partnership      $     (764,000)    $    (832,000)
                                                  =========         =========
  Net loss recognizable by the Partnership   $     (734,400)    $    (819,000)
                                                  =========         =========

NOTE 3 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at September 30, 1998 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for an annual management fee equal to .5% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the permanent financing) of the limited partnerships. Fees of $139,627 were incurred for each nine months ended September 30, 1998 and 1997.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:

                                     September 30, 1998      December 31, 1997
                                     ------------------      -----------------

  Asset management fee payable           $    509,160          $    369,535
  Working capital advances due
  to an affiliate                                   -                   688
                                             --------              --------
                                         $    509,160          $    370,223
                                             ========              ========

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

As of September 30, 1998, the Partnership has received subscriptions for 18,000 Units consisting of cash of $18,000,000 and discounts of $400,950 for purchases of 100 units or more. The offering terminated on July 22, 1995 at which time subscriptions for 18,000 units were accepted.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of capital is the proceeds from its offering.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $895,000 and $75,000 for the nine months ended September 30, 1998 and 1997. In 1998, this decrease in cash consisted of cash used by the Partnership's operating activities and financing activities offset by cash provided by the Partnership's investing activities. Financing activities used $900,000 consisting entirely of a return of investors' capital. Cash provided by the Partnership's investing activities consisted entirely of approximately $7,000 from distributions from limited partnerships. Cash provided by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisting primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest.

In 1997, this decrease in cash consisted of cash used by the Partnership's operating activities, and investing activities. Investing activities used a net of approximately $47,000 consisting of cash used for purchases of interests in limited partnerships of approximately $56,000 offset by cash provided of approximately $9,000 from distributions from limited partnerships. Operating activities used cash of approximately $27,000 consisting primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest. The major components of all these activities are discussed in greater detail below.

As of September 30, 1998 the Partnership had received $18,000,000 in cash from the sale of Units. Approximately $12,592,000 has been committed to the purchase price of eighteen limited partnership interests. As of September 30, 1998, the Partnership had made capital contributions to its limited partnerships in the amount of approximately $12,576,000.

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

Results of Operations
---------------------

As of September 30, 1998 the Partnership has identified and acquired eighteen limited partnership interests. Each of the eighteen apartment complexes owned by such limited partnerships received government assistance and each of them has received a reservation for federal low income housing credits. All eighteen of these have completed construction of its apartment complex as of September 30, 1998 and had operations for the period.

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

As reflected on its Statements of Operations, the Partnership has losses of approximately $923,000 and $984,000 for the nine months ended September 30, 1998 and 1997, respectively. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None..


         No reports on Form 8-K were filed during the third quarter ended September 30, 1998.

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

Date: November 12, 1998

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President-Finance

Date: November 12, 1998