Form 10-K/A
period 1998-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 1999-06-18
CIK 892997

FORM 10-K/A
                                 AMENDMENT NO. 1

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

             For the transition period from ________ to ___________

                         Commission file number: 0-23908


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

California                                                           33-0563307
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                  INAPPLICABLE


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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits III, L.P. ("CHTC III" or the "Partnership") is a California limited partnership formed under the laws of the State of California on October 5, 1992. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily housing complexes that are eligible for low-income housing federal and, in certain cases, California income tax credits ("Low Income Housing Credits").

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the "General Partner" or "TCP III"). The general partner of TCP III is WNC & Associates, Inc. ("Associates"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as TCP III and the Partnership have no employees of their own.

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 Units of Limited Partnership Interest ("Units") at a price of $1,000 per Unit. As of the close of the offering on July 22, 1994, a total of 18,000 Units representing $18,000,000 had been sold. Holders of Units are referred to herein as "Limited Partners."

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by Supplement No. 1 thru Supplement No. 9 thereto (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of an Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of December 31, 1998, the Partnership had invested in eighteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships; and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the Low Income Housing Credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the Low Income Housing Credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All Partnership management decisions are made by the General Partner.

As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complexes.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eighteen Housing Complexes as of December 31, 1998, and for the periods indicated:



                          ----------------------------------------------------------------------------------------------------------
                                                                As of December 31, 1998
                          ----------------------------------------------------------------------------------------------------------


                                                                            Partnership's
                                                                               Total       Amount of      Estimated     Encumbrances
                                 General                 Number             Investment in  Investment     Low Income     of Local
Partnership        Location      Partner Name             of    Occupancy   Local Limited  Paid to        Housing         Limited
Name                                                     Units              Partnerships   Date           Credits       Partnerships

------------------------------------------------------------------------------------------------------------------------------------


Almond Garden      Delhi,        Anthony Donovan            34     94%    $   391,000    $  391,000     $  807,000     $ 1,394,000
Apartment          California
Associates

Almond View        Stockton,     Daniel C. Logue and
Apartments, Ltd.   California    Cyrus Youssefi             72     97%      1,639,000     1,639,000      3,523,000       1,774,000

Buccaneer          Fernandia     Clifford E. Olsen          48     94%        365,000       365,000        768,000       1,482,000
Associates,        Beach,
Limited            Florida

Candleridge        Perry,        Eric A. Sheldahl           24    100%        126,000       126,000        245,000         705,000
Apartments of      Iowa
Perry L.P. II

Colonial Village   Roseville,    S.P. Thomas Company of
Roseville          Calfornia     Northern California Inc.
                                 and Project Go, Inc.       56     86%      2,811,000     2,811,000      5,872,000       2,128,000

Dallas County      Orrville,     Thomas H. Cooksey and
Housing, Ltd.      Alabama       Apartment Developers, Inc. 19    100%        130,000       130,000        287,000         617,000

La Paloma del Sol  Deming,       Dean Greenwalt             38     94%        254,000       254,000        625,000       1,438,000
Limited            New Mexico
Partnership

Memory Lane        Yankton,      Skogen - Peterson, Inc.    18    100%        151,000       151,000        295,000         688,000
Limited            South
Partnership        Dakota

Nueva Sierra       Richgrove,    Self-Help Enterprises,
Vista Associates   California    Inc. and Nueva Sierra
                                 Vista Corporation          35     91%      1,688,000     1,688,000      3,516,000       1,805,000




                          ----------------------------------------------------------------------------------------------------------
                                                                As of December 31, 1998
                          ----------------------------------------------------------------------------------------------------------


                                                                            Partnership's
                                                                               Total       Amount of      Estimated     Encumbrances
                                 General                 Number             Investment in  Investment     Low Income     of Local
Partnership        Location      Partner Name             of    Occupancy   Local Limited  Paid to        Housing         Limited
Name                                                     Units              Partnerships   Date           Credits       Partnerships

------------------------------------------------------------------------------------------------------------------------------------


Old Fort Limited   Hidalgo,      Alan Deke Noftsker and
Partnership        Texas         ABO Corporation           40      97%     $  249,000      $  249,000    $  547,000     $ 1,282,000


Orosi Apartments,  Orosi,        Douglas W. Young          42     100%        461,000         461,000       902,000       1,966,000
Ltd.               California

Parlier Garden     Parlier,      David J. Micheal and
Apts.              California    Proffesional Apartment
                                 Management, Inc.          41     100%        453,000         453,000       917,000       1,715,000


Rosewood           Superior,     Duffy Development
Apartments         Wisconsin     Company, Inc.             20      75%        185,000         168,000       375,000         518,000
Limited
Partnership

Sun Manor, L.P.    Itta Bena,    Glenn D. Miller           36      97%        230,000         230,000       464,000       1,061,000
                   Mississippi


Tahoe Pines        South Lake    David J. Michael, Bucky
Apartments         Tahoe,        Fong, Dean Pearson, Coy
                   California    Elvis and Dr. Patricia
                                 Hatton                    28     100%      1,633,000       1,633,000     3,171,000       1,702,000

Venus Retirement   Venus,        W. Joseph Chamy           24      96%        161,000         161,000       318,000         728,000
Village, Ltd.      Texas


Walnut - Pixley,   Orange,       Walnut - Pixley, Inc.     22     100%      1,078,000       1,078,000     2,309,000       1,742,000
L.P.               California

Winters            Winters,      John P. Casper            38     100%        531,000         531,000     1,072,000       1,842,000
Investment Group   California                           -----    ----      ----------      ----------    ----------      ----------

                                                          635      96%   $ 12,536,000    $ 12,519,000  $ 26,013,000    $ 24,587,000
                                                        =====    ====      ==========      ==========    ==========      ==========



                   ------------------------------------------
                      For the year ended December 31, 1998
                   ------------------------------------------
                                                             Low Income Housing
                                Rental          Net          Credits Allocated
Partnership Name                Income          Loss         to Partnerships
--------------------------------------------------------------------------------
Almond Garden Apartment
Associates                   $   155,000  $   (59,000)             99%


Almond View
Apartments, Ltd.                 185,000     (233,000)             99%

Buccaneer Associates,
Limited                          200,000      (34,000)             99%

Candleridge Apartments of
Perry L.P. II                    139,000      (11,000)             99%

Colonial Village Roseville       380,000     (155,000)             99%

Dallas County Housing, Ltd.       62,000      (12,000)             99%

La Paloma del Sol Limited
Partnership                      134,000      (11,000)             99%

Memory Lane Limited
Partnership                       65,000      (30,000)             99%

Nueva Sierra Vista
Associates                       141,000     (119,000)             99%

Old Fort Limited
Partnership                      163,000       (3,000)             99%

Orosi Apartments, Ltd.           184,000      (24,000)             99%

Parlier Garden Apts.             191,000      (28,000)             95%

Rosewood Apartments
Limited Partnership               71,000       (9,000)             99%

Sun Manor, L.P.                  139,000      (15,000)             99%

Tahoe Pines Apartments           180,000     (101,000)             99%

Venus Retirement Village,
Ltd.                              83,000      (24,000)             99%

Walnut - Pixley, L.P.            136,000      (49,000)             99%

Winters Investment Group         185,000      (41,000)             99%
                               ---------     --------
                           $   2,793,000  $  (958,000)
                               =========     ========

Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b)  At December 31, 1998, there were 942 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d)  No unregistered securities were sold by the Partnership during 1998.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows as of December 31:


                                        1998              1997              1996             1995              1994
                                        ----              ----              ----             ----              ----

ASSETS
Cash and cash equivalents        $   561,751      $  1,451,071      $  1,498,036     $  1,916,200      $  2,799,487
Cash in escrow                             -                 -                 -                -         2,090,570
Investments in limited
 partnerships, net                 9,415,032        10,400,720        11,447,928       13,032,752        14,368,908
Due from affiliates                        -                 -                 -                -           216,645
Other assets                               -             2,242             5,419                -            19,960
                                   ---------        ----------        ----------       ----------        ----------
                                 $ 9,976,783      $ 11,854,033      $ 12,951,383     $ 14,948,952      $ 19,495,570
                                   =========        ==========        ==========       ==========        ==========


LIABILITIES
Payables to limited
 partnerships                    $    16,836      $     16,836    $       16,836     $    651,094      $  4,400,927
Due to General Partner and
 affiliates                          561,391           370,223           233,380          240,188                 -
Due to limited partners                    -           900,000                 -                -                 -

PARTNERS' EQUITY                   9,398,556        10,566,974        12,701,167       14,057,670        15,094,643
                                   ---------       -----------        ----------       ----------        ----------
                                 $ 9,976,783      $ 11,854,033     $  12,951,383     $ 14,948,952      $ 19,495,570
                                   =========        ==========        ==========       ==========        ==========

Selected results of operations, cash flows and other information for the Partnership are as follows for the years ended December 31:


                                        1998              1997              1996            1995            1994
                                        ----              ----              ----            ----            ----
Loss from operations           $    (249,631)    $    (205,576)    $    (197,723)  $    (105,423)     $     28,208

Equity in income(loss) from
 limited partnerships               (918,787)       (1,028,617)       (1,132,216)     (1,155,114)         (352,511)
                                  ----------        ----------        ----------      ----------         ---------
Net income(loss)               $  (1,168,418)    $  (1,234,193)    $  (1,329,939)  $  (1,260,537)     $   (324,303)
                                  ==========        ==========        ==========      ==========         =========

Net income(loss) allocated
to:
     General partner           $     (11,684)    $     (12,342)    $     (13,300)   $     (12,605)    $     (3,243)
                                  ==========        ==========        ==========       ==========        =========
     Limited partners          $  (1,156,734)    $  (1,221,851)    $  (1,316,639)   $  (1,247,932)    $   (321,060)
                                  ==========        ==========        ==========       ==========        =========
Net income(loss) per limited
 partner unit                  $      (64.26)    $      (67.88)    $      (73.15)   $      (69.33)    $     (48.71)
                                  ==========        ==========        ==========       ==========        =========
Outstanding weighted limited
    partner units                     18,000            18,000            18,000           18,000            6,591
                                  ==========        ==========        ==========       ==========        =========


                                        1998              1997              1996             1995             1994
                                        ----              ----              ----             ----             ----
Net cash provided by (used
in):
     Operating activities       $      4,243      $     (6,960)     $   (143,337)    $    437,400     $   (225,005)
     Investing activities              6,437           (40,005)         (248,263)      (1,535,687)      (9,018,582)
     Financing activities           (900,000)                -           (26,564)         215,000        9,736,196
                                   ---------         ---------         ---------        ---------        ---------
Net change in cash and cash
  equivalents                       (889,320)          (46,965)         (418,164)        (883,287)         492,609
Cash and cash equivalents,
  beginning of period              1,451,071         1,498,036         1,916,200        2,799,487        2,306,878
                                   ---------         ---------         ---------        ---------        ---------
Cash and cash equivalents,
  end of period                 $    561,751      $  1,451,071      $  1,498,036     $  1,916,200     $  2,799,487
                                   =========         =========         =========        =========        =========

Low Income  Housing  Credit per Unit was as follows for the years ended December 31:

                                       1998              1997              1996             1995             1994
                                       ----              ----              ----             ----             ----
Federal                          $      113        $      113       $       113       $       95      $        32
State                                    17                66                85               48               85
                                  ---------         ---------         ---------        ---------        ---------
Total                            $      130        $      179       $       198       $      143      $       117
                                  =========         =========         =========        =========        =========



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at December 31, 1998 consisted primarily of $562,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $9,415,000. Liabilities at December 31, 1998 primarily consisted of $556,000 of accrued annual management fees due to the General Partners.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. The Partnership's net loss for 1998 was $(1,168,000), reflecting a decrease of $66,000 from the net loss experienced in 1997. The decline in net loss is primarily due to equity in losses from limited partnerships which declined to $(919,000) in 1998 from $(1,029,000) in 1997. This decrease was partially as a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 during 1998. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The reduction in equity losses recognized was partially offset by an increase in loss from operations of $(44,000) in 1998 to $(250,000), from $(206,000) in 1997, due to a comparable increase in operating expense allocations and a decrease in interest income.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. The Partnership's net loss for 1997 was $(1,234,000), reflecting a decrease of $96,000 from the net loss experienced in 1996. The decline in net loss is primarily due to equity in losses from limited partnerships which declined to $(1,029,000) in 1997 from $(1,132,000) in 1996, because of improved operations of certain investments and that the investments in certain Local Limited Partnerships reached $0 during 1997. Losses from operations were essentially unchanged between years.

Cash Flows

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. Net cash used in 1998 was $(889,000), compared to net cash used in 1997 of $(47,000). The change was due primarily to an increase in financing activities, which consisted of a return of capital to the limited partners of $50 per unit or $900,000.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. Net cash used in 1997 was $(47,000), compared to $(418,000) in 1996. The change was due primarily to a decrease in investments in Limited partnerships and a decrease in the payment of management fees.

During 1998 accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $(191,000). The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future forseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1998, to be sufficient to meet all currently forseeable future cash requirements.

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

Business Computer Systems

These systems include both computer hardware and software applications relating to operations such as financial reporting. The Partnership does not maintain its own systems and thus utilizes the computer systems of the General Partner. The General Partner developed a compliance plan for each of its business computer systems, with particular attention given to critical systems. The General Partner contracted with an outside vendor to evaluate, test and repair such systems. The assessment consisted of determining the compliance with Year 2000 of critical computer hardware and software. Incidences of non-compliance were found with respect to computer software applications and were corrected. The vendor found no instances of non-compliance with respect to computer hardware. The amount expended and to be expended by the General Partner is nominal.

The Local General Partners or property managers maintain the business computer systems that relate to the operations of the Local Limited Partnerships. The General Partner is in the process of obtaining completed questionnaires from such Local General Partners and property management companies to assess their respective Year 2000 readiness. The General Partner intends to identify those Local General Partners and property management companies that have systems critical to the operations of the Local Limited Partnerships that are not Year 2000 compliant. For those Local General Partners and property management companies which have business computer systems which will not be Year 2000 compliant prior to the Year 2000 and where the lack of such compliance is determined to have a potential material effect on the Partnership's financial condition and results of operations, the General Partner intends to develop contingency plans which may include changing property management companies.

Outside Vendors

The General Partner has obtained assurances from its suppliers of electrical power and banking and telecommunication services that their critical systems are all Year 2000 compliant. There exists, however, inherent uncertainty that all systems of outside vendors or other third parties on which the General Partner, and thus the Partnership, and the Local General Partners and property management companies, and thus the Local Limited Partnerships rely will be Year 2000 compliant. Therefore, the Partnership remains susceptible to the consequences of third party critical computer systems being non-compliant.

Personal Computers

The General Partner has determined that its personal computers and related software critical to the operations of the Partnership are Year 2000 compliant.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants



To the Partners
WNC California Housing Tax Credits III, L.P.


We have audited the accompanying balance sheet of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits III, L.P. is a limited partner. These investments as discussed in Note 2 to the financial statements are accounted for by the equity method. The investments in these limited partnerships represented 94% of the total assets of WNC California Housing Tax Credits III, L.P. at December 31, 1998. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                                         BDO SEIDMAN, LLP

Orange County, California
April 12, 1999

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits III, L.P.


We have audited the accompanying balance sheet of WNC California Housing Tax Credits III, L.P. ( a California Limited Partnership) (the "Partnership") as of December 31, 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits III, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 88% of the total assets of WNC California Housing Tax Credits II, L.P. at December 31, 1997. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                          CORBIN & WERTZ

Irvine, California
April 6, 1998

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1998 and 1997



                                                      1998                1997
                                                      ----                ----
ASSETS

Cash and cash equivalents                     $      561,751    $    1,451,071
Investments in limited
 partnerships, net (Note 2)                        9,415,032        10,400,720
Other assets                                               -             2,242
                                                   ---------        ----------

                                              $    9,976,783    $   11,854,033
                                                   =========        ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 4)    $       16,836    $       16,836
 Accrued fees and expenses due to General
  Partner and affiliates (Note  3)                   561,391           370,223
 Due to limited partners (Note 5)                          -           900,000
                                                   ---------        ----------
           Total liabilities                         578,227         1,287,059
                                                   ---------        ----------

Commitments and contingencies

Partners' equity (deficit):
 General partner                                     (76,145)          (64,461)
 Limited partners (30,000 units authorized;
  18,000 units issued and outstanding at
  December 31, 1998 and 1997)                      9,474,701        10,631,435
                                                   ---------        ----------
           Total partners' equity                  9,398,556        10,566,974
                                                   ---------        ----------
                                               $   9,976,783    $   11,854,033
                                                   =========        ==========








                 See accompanying notes to financial statements
                                       14

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1998, 1997 and 1996

                                      1998             1997             1996
                                      ----             ----             ----

 Interest income              $     26,577    $      57,279    $       74,947
                               -----------      -----------       -----------

 Operating expenses:
    Amortization (Note 2)           60,464           58,596            57,933
    Asset management fees
     (Note 3)                      186,167          186,166           186,422
    Bad debt expense                     -                -             8,680
    Other                           29,577           18,093            19,635
                               -----------      -----------       -----------

   Total operating expenses        276,208          262,855           272,670
                               -----------      -----------       -----------

 Loss from operations             (249,631)        (205,576)         (197,723)

 Equity in losses from limited
  partnerships (Note 2)           (918,787)      (1,028,617)       (1,132,216)
                               -----------      -----------       -----------

 Net loss                     $ (1,168,418)   $  (1,234,193)   $   (1,329,939)
                               ===========      ===========       ===========

 Net loss allocated to:
    General partner           $    (11,684)   $     (12,342)   $      (13,300)
                               ===========      ===========       ===========

    Limited partners          $ (1,156,734)   $  (1,221,851)   $   (1,316,639)
                               ===========      ===========       ===========

 Net loss per limited
  partner unit                $     (64.26)   $      (67.88)   $       (73.15)
                               ===========      ===========       ===========

 Outstanding weighted limited
  partner units                     18,000           18,000            18,000
                               ===========      ===========       ===========





                 See accompanying notes to financial statements
                                       15

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1998, 1997 and 1996


                                  General          Limited
                                  Partner          Partners           Total
                                  -------          --------           -----


Partners' equity (deficit)
 at January 1, 1996           $    (38,553)   $    14,096,223    $   14,057,670

Offering costs                        (266)           (26,298)          (26,564)

Net loss                           (13,300)        (1,316,639)       (1,329,939)
                               -----------        -----------       -----------

Partners' equity (deficit)
 at December 31, 1996              (52,119)        12,753,286        12,701,167

Return of capital (Note 5)               -           (900,000)         (900,000)

Net loss                           (12,342)        (1,221,851)       (1,234,193)
                               -----------        -----------       -----------

Partners' equity (deficit)
 at December 31, 1997              (64,461)        10,631,435        10,566,974

Net loss                           (11,684)        (1,156,734)       (1,168,418)
                               -----------        -----------       -----------

Partners' equity (deficit)
 at December 31, 1998         $    (76,145)   $     9,474,701    $    9,398,556
                               ===========        ===========       ===========




                 See accompanying notes to financial statements
                                       16

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1998, 1997 and 1996



                                                                   1998               1997                1996
                                                                   ----               ----                ----
Cash flows from operating activities:
   Net loss                                               $    (1,168,418)    $    (1,234,193)    $    (1,329,939)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
         Amortization                                              60,464              58,596              57,933
         Bad debt                                                       -                   -               8,680
         Equity in loss of limited partnerships                   918,787           1,028,617           1,132,216
         Change in other assets                                     2,242               3,177              (5,419)
         Increase in accrued fees and expenses due
           to General Partner and affiliates                      191,168             136,843              (6,808)
                                                              -----------         -----------         -----------

   Net cash (used in) provided by operating
     activities                                                     4,243              (6,960)           (143,337)
                                                              -----------         -----------         -----------

Cash flows from investing activities:
    Investments in limited partnerships, net                            -                   -            (220,733)
    Capitalized acquisition costs and fees                              -             (55,994)            (33,906)
    Distributions from limited partnerships                         6,437              15,989               6,376
                                                              -----------         -----------         -----------

    Net cash provided by (used in) investing
      activities                                                    6,437             (40,005)           (248,263)
                                                              -----------         -----------         -----------

Cash flows from financing activities:
    Return of capital                                            (900,000)                  -                   -
    Offering costs                                                      -                   -             (26,564)
                                                              -----------         -----------         -----------

   Net cash used in financing activities                         (900,000)                  -             (26,564)
                                                              -----------         -----------         -----------

Net decrease in cash and cash equivalents                        (889,320)            (46,965)           (418,164)

Cash and cash equivalents, beginning of year                    1,451,071           1,498,036           1,916,200
                                                              -----------         -----------         -----------

Cash and cash equivalents, end of year                    $       561,751    $      1,451,071    $      1,498,036
                                                              ===========         ===========         ===========



                 See accompanying notes to financial statements
                                       17

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996



                                           1998           1997           1996
                                           ----           ----           ----

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Taxes paid                        $       800   $       800   $        800
                                      ==========    ==========     ==========



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:

     During 1996, the Partnership had $422,205 of investments in limited partnerships returned through tax credit adjustments reflected as a reduction in the payables to limited partnerships.

     During 1996, the Partnership adjusted offering costs and accrued fees and expenses due to General Partner and affiliates by $(26,564).





















                 See accompanying notes to financial statements
                                       18

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC California Housing Tax Credits III, L.P. a California Limited Partnership (the "Partnership"), was formed on October 5, 1992 under the laws of the state of California and began operations on July 19, 1993. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited
Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("WNC") is the general partner of WNC Tax Credit Partners III, L.P. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC. John B. Lester is the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership Agreement authorized the sale of up to 30,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in July 1994 at which time 17,990 Units representing subscriptions in the amount of $17,990,000 had been accepted. During 1995, an additional 10 units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible. The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 3), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $2,366,564 as of December 31, 1998 and 1997.

Use of Estimates

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of December 31, 1998 and 1997, the Partnership had cash equivalents totaling $0 and $942,685, respectively.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of Credit Risk

At December 31, 1998, the Partnership maintained cash balances at certain financial institutions in excess of the maximum federally insured amounts.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the years presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 1998, the Partnership had acquired limited partnership interests in eighteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 635 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses of the Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at December 31, 1998 and 1997 are approximately $1,602,000 and $1,640,000, greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements (see Note 4).

Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

At December 31, 1998, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, the Partnership's share of losses during the year ended December 31, 1998 amounting to approximately $29,226 have not been recognized. As of December 31, 1998, the aggregate share of net losses not recognized by the Partnership amounted to $44,553.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the years ended December 31:

                                              1998             1997
                                              ----             ----
 Investments per balance
   sheet, beginning of year           $     10,400,720    $     11,447,928
 Capitalized acquisition
   fees and costs                                    -              55,994
 Equity in losses of
   limited partnerships                       (918,787)         (1,028,617)
 Distributions paid                             (6,437)            (15,989)
 Amortization of paid
   acquisition fees and costs                  (60,464)            (58,596)
                                       ---------------     ---------------

 Investments per balance
   sheet, end of year                 $      9,415,032    $     10,400,720
                                       ===============     ===============

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                  1998                1997
                                                  ----                ----


ASSETS

Buildings and improvements,
 net of accumulated depreciation
 for 1998 and 1997 of $5,360,000
 and $4,188,000, respectively,               $ 30,690,000        $ 31,657,000
Land                                            2,213,000           2,380,000
Other assets                                    1,958,000           1,746,000
                                             ------------        ------------

                                             $ 34,861,000        $ 35,783,000
                                             ============        ============

LIABILITIES

Mortgage and construction
 loans payable                               $ 24,587,000        $ 24,528,000
Other liabilities (including due
 to related parties of $792,000 and
 $715,000 as of December 31, 1998
 and 1997, respectively.                        1,453,000           1,495,000
                                             ------------        ------------


Total liabilities                              26,040,000          26,023,000
                                             ------------        ------------

PARTNERS' CAPITAL

WNC California Housing Tax
 Credits III, L.P                               7,813,000           8,761,000
Other partners                                  1,008,000             999,000
                                             ------------        ------------

                                                8,821,000           9,760,000
                                             ------------        ------------

                                             $ 34,861,000        $ 35,783,000
                                             ============        ============

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                               1998               1997                1996
                               ----               ----                ----

Revenues                $     2,901,000    $      2,895,000    $      2,786,000

Expenses:
 Operating expenses           1,800,000           1,779,000           1,689,000
 Interest expense               871,000             950,000             968,000
 Depreciation and
  amortization                1,188,000           1,220,000           1,273,000
                             ----------          ----------          ----------

    Total expenses            3,859,000           3,949,000           3,930,000
                             ----------          ----------          ----------

Net loss                $      (958,000)   $     (1,054,000)   $     (1,144,000)
                             ==========          ==========          ==========

Net loss allocable
 to the Partnership     $      (948,000)   $     (1,044,000)   $     (1,132,000)
                             ==========          ==========          ==========

Net loss recorded
 by the Partnership     $      (919,000)   $     (1,029,000)   $     (1,132,000)
                             ==========          ==========          ==========

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 1998 and 1997 the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $257,025 and $203,029 as of December 31, 1998 and 1997, respectively.

         Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of December 31, 1998 and 1997, the Partnership incurred acquisition costs of $194,019, which have been included in investments in limited partnerships. Accumulated amortization was $19,191 and $12,723 as of December 31, 1998 and 1997, respectively.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

         An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $186,167, $186,166 and $186,422 were incurred for 1998, 1997 and 1996, respectively, of which, $0, $50,000 and $200,000 were paid during 1998, 1997 and 1996, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates as of December 31, 1998 and 1997 consist of the following:

                                           1998                1997
                                           ----                ----

Reimbursement for expenses
 paid by an affiliate of
 the General Partner                 $     5,690       $         688

Asset management fee payable             555,701             369,535
                                         -------             -------
                                     $   561,391       $     370,223
                                         =======             =======

The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the limited partnership agreements. These contributions are payable in installments and are due upon the limited partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - DUE TO LIMITED PARTNERS

Due to limited partners at December 31, 1997, represents a return of capital to Unit holders of $50 per Unit. Such amounts were paid in January 1998.

NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a)(1)

(i) On December 16, 1998, Corbin & Wertz, Irvine, California was dismissed as the Partnership's principal independent accountant.

(ii) During the last two fiscal years of the Partnership, the reports of Corbin & Wertz respecting the financial statements of the Partnership did not contain an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The decision to change accountants was approved by the board of directors of WNC & Associates, Inc., the general partner of the Partnership.

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

(a)(2)

On December 16, 1998, BDO Seidman, LLP, Costa Mesa, California was engaged as the Partnership's principal independent accountant. During the last two fiscal years and subsequent interim period of the Partnership, the Partnership did not consult BDO Seidman, LLP regarding (i) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Partnership's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

PART III.

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are trusts established by Wilfred N. Cooper, Sr. and John B. Lester, Jr.

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

John B. Lester, Jr., age 65, is President, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

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

Michael L. Dickenson, age 42, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

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

N. Paul Buckland, age 36, is Vice President - Acquisitions of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $186,167 were incurred for 1998. The Partnership paid the General Partner or its affiliates $0 of those fees in 1998.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2003, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $6,000 during the year ended December 31, 1998.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the year ended December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         No person is known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

(b)      Security Ownership of Management

         Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)      Changes in Control

         The management and control of the General Partner may be changed at any time in accordance with its organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

         First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.

Item 13.  Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, December 31, 1998 and 1997
         Statements of Operations  for the years ended  December 31, 1998,  1997 and 1996
         Statements of  Partners' Equity (Deficit) for  the years ended December
          31, 1998, 1997 and 1996
         Statements of Cash Flows for  the  years  ended December 31, 1998, 1997 and 1996
         Notes to Financial Statements

(a)(2)   Financial statement schedule included in Part IV hereof:

         Report  of  Independent  Certified   Public  Accountants  on  Financial
          Statement Schedule
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.

1.       A Form  8-K  dated  December 16, 1998  was  filed on  December 22, 1998
         reporting the dismissal  of the   Partnership's former auditors and the
         engagement of new auditors.  No financial statements were included.

(c)      Exhibits.

3.1 Agreement of Limited Partnership dated October 5, 1992; included as Exhibit B to the Prospectus, which was filed as Exhibit 28.1 to Form 10-K for the year ended December 31, 1994 is hereby incorporated herein as
      Exhibit 3.1.

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

21.1 Financial Statements of Colonial Village Roseville, for the years ended December 31, 1998 and 1997 together with Independent auditors' report thereon; a significant subsidiary of the partnership.

(d) Financial statement schedule follows, as set forth in subsection (a)(2) hereof.

               Report of Independent Certified Public Accountants
                        on Financial Statement Schedule





To the Partners
California Housing Tax Credits III, L.P.


The audit referred to in our report dated April 12, 1999, relating to the 1998 financial statements of WNC California Housing Tax Credits III, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the financial information set forth therein.



                                                  BDO SEIDMAN, LLP


Orange County, California
April 12, 1999

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships


                                ----------------------------------------------------------------------------------------------------
                                                                       As of December 31, 1998
                                ----------------------------------------------------------------------------------------------------

                                            Total Investment   Amount of     Encumbrances of
                                            in Local Limited   Investment    Local Limited    Property and   Accumulated    Net Book
Partnership Name               Location     Partnerships       Paid to Date  Partnerships     Equipment      Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden Apartment       Delhi,
Associates                    California      $391,000        $391,000       $1,394,000     $1,756,000       $318,000     $1,438,000

Almond View Apartments,       Stockton,
Ltd.                          California     1,639,000       1,639,000        1,774,000      3,525,000        552,000      2,973,000

Buccaneer Associates,         Fernandia
Limited                       Beach, Florida   365,000         365,000        1,482,000      2,218,000        298,000      1,920,000

Candleridge Apartments        Perry, Iowa      126,000         126,000          705,000        878,000        136,000        742,000
of Perry L.P. II

Colonial Village Roseville    Roseville,
                              Calfornia      2,811,000       2,811,000        2,128,000      5,285,000        791,000      4,494,000

Dallas County Housing, Ltd.   Orrville,
                              Alabama          130,000         130,000          617,000        760,000        116,000        644,000

La Paloma del Sol Limited     Deming, New
Partnership                   Mexico           254,000         254,000        1,438,000      1,762,000        228,000      1,534,000

Memory Lane Limited           Yankton,
Partnership                   South Dakota     151,000         151,000          688,000        874,000        257,000        617,000

Nueva Sierra Vista            Richgrove,
Associates                    California     1,688,000       1,688,000        1,805,000      3,253,000        293,000      2,960,000

Old Fort Highway Limited      Hidalgo, Texas   249,000         249,000        1,282,000      1,646,000        223,000      1,423,000
Partnership



WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships


                                                                      As of December 31, 1998
                                ----------------------------------------------------------------------------------------------------
                                ----------------------------------------------------------------------------------------------------
                                          Total Investment    Amount of      Encumbrances of
                                          in Local Limited    Investment     Local Limited    Property and    Accumulated   Net Book
Partnership Name             Location     Partnerships        Paid to Date   Partnerships     Equipment       Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments, Ltd.       Orosi,
                             California        461,000        461,000        1,966,000      2,437,000        220,000       2,217,000

Parlier Garden Apts.         Parlier,
                             California        453,000        453,000        1,715,000      2,187,000        265,000       1,922,000

Rosewood Apartments          Superior,
Limited Partnership          Wisconsin         185,000        168,000          518,000        767,000         96,000         671,000

Sun Manor, L.P.              Itta Bena,
                             Mississippi       230,000        230,000        1,061,000      1,338,000        217,000       1,121,000

Tahoe Pines Apartments       South Lake
                             Tahoe,
                             California      1,633,000      1,633,000        1,702,000      3,290,000        515,000       2,775,000

Venus Retirement Village,    Venus, Texas      161,000        161,000          728,000        929,000        174,000         755,000
 Ltd.

Walnut - Pixley, L.P.        Orange,
                             California      1,078,000      1,078,000        1,742,000      2,766,000        401,000       2,365,000

Winters Investment Group     Winters,
                             California        531,000        531,000        1,842,000      2,592,000        260,000       2,332,000
                                              --------       --------       ----------     ----------       --------      ---------

                                     $      12,536,000  $  12,519,000    $  24,587,000  $  38,263,000   $  5,360,000   $  32,903,000
                                    ================== ==============    ============= ==============   ============   =============

                                       34

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships

                                                    For the year ended December 31, 1998
                                  -------------------------------------------------------------------------
                                  -------------------------------------------------------------------------
                                                                     Year                      Estimated
                                                                  Investment                  Useful Life
Partnership Name                   Rental Income     Net Loss      Acquired        Status       (Years)
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

Almond Garden Apartment
Associates                         $ 155,000 $    (59,000)          1994         Completed         27.5

Almond View Apartments, Ltd.         185,000     (233,000)          1994         Completed         27.5

Buccaneer Associates, Limited        200,000      (34,000)          1994         Completed           40

Candleridge Apartments of Perry
L.P. II                              139,000      (11,000)          1994         Completed         27.5

Colonial Village Roseville           380,000     (155,000)          1993         Completed         27.5

Dallas County Housing, Ltd.           62,000      (12,000)          1993         Completed           40

La Paloma del Sol Limited
Partnership                          134,000      (11,000)          1993         Completed           40

Memory Lane Limited Partnership
                                      65,000      (30,000)          1994         Completed           25

Nueva Sierra Vista Associates        141,000     (119,000)          1994         Completed           40

Old Fort Limited Partnership         163,000       (3,000)          1993         Completed           40

Orosi Apartments, Ltd.               184,000      (24,000)          1993         Completed           50

Parlier Garden Apts.                 191,000      (28,000)          1994         Completed           40

Rosewood Apartments Limited
Partnership                           71,000       (9,000)          1994         Completed           40

Sun Manor, L.P.                      139,000      (15,000)          1993         Completed         27.5

Tahoe Pines Apartments               180,000     (101,000)          1994         Completed         27.5

Venus Retirement Village, Ltd.        83,000      (24,000)          1993         Completed           25

Walnut - Pixley, L.P.                136,000      (49,000)          1993         Completed           40

Winters Investment Group             185,000      (41,000)          1994         Completed           50
                                  ----------   -----------

                             $     2,793,000  $  (958,000)
                             ===============  ============



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC California Tax Credit      General Partner of the Registrant
     Partners III, L.P.

By:  WNC & Associates, Inc.         General Partner of WNC California Tax Credit
                                    Partners III, L.P.

By:  /s/ John B. Lester, Jr.
John B. Lester, Jr., President of WNC & Associates, Inc.

Date: June 16, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson, Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: June 16, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: June 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: June 16, 1999

By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: June 16, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: June 16, 1999