Form 10-K
period 1999-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 1999-07-30
CIK 892997

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

   o ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended ________________

                                       OR

 x TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        For the transition period from January 1, 1999 to March 31, 1999

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

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by Supplement No. 1 thru Supplement No. 9 thereto (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 1999, the Partnership had invested in eighteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eighteen Housing Complexes as of the dates and for the periods indicated:

                                                    ------------------------------  ------------------------------------------------
                                                         As of March 31, 1999                    As of December 31, 1998
                                                    ------------------------------  ------------------------------------------------

                                                       Partnership's                                       Estimated    Encumbrances
                                                     Total Investment  Amount of                           Low Income    of Local
                                 General Partner     in Local Limited  Investment   Number of    Occu-     Housing       Limited
Partnership Name  Location            Name             Partnerships    Paid to Date   Units      pancy     Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden     Delhi,         Anthony Donovan       $  391,000    $   391,000       34        94%    $    807,000   $  1,394,000
Apartment         California
Associates

Almond View       Stockton,      Daniel C. Logue and
Apartments,       California     Cyrus Youssefi         1,639,000      1,639,000       72        97%       3,523,000      1,774,000
Ltd.

Buccaneer         Fernandia      Clifford E. Olsen        365,000        365,000       48        94%         768,000      1,482,000
Associates,       Beach, Florida
Limited

Candleridge       Perry, Iowa    Eric A. Sheldahl         126,000        126,000       24       100%         245,000        705,000
Apartments of
Perry L.P. II

Colonial Village  Roseville,     S.P. Thomas Company of
Roseville         Calfornia      Northern California
                                 Inc. and Project Go,
                                 Inc.                   2,811,000      2,811,000       56        86%       5,872,000      2,128,000

Dallas County     Orrville,      Thomas H. Cooksey and
Housing, Ltd.     Alabama        Apartment Developers,
                                 Inc.                     130,000        130,000       19       100%         287,000        617,000

La Paloma del     Deming,        Dean Greenwalt           254,000        254,000       38        94%         625,000      1,438,000
Sol Limited       New Mexico
Partnership

Memory Lane       Yankton,       Skogen - Peterson, Inc   151,000        151,000       18       100%         295,000        688,000
Limited           South Dakota
Partnership

Nueva Sierra      Richgrove,     Self-Help Enterprises,
Vista             California     Inc. and Nueva Sierra
Associates                       Vista Corporation      1,688,000      1,688,000       35        91%       3,516,000      1,805,000

                                       5

                                                    ------------------------------  ------------------------------------------------
                                                         As of March 31, 1999                    As of December 31, 1998
                                                    ------------------------------  ------------------------------------------------

                                                       Partnership's                                       Estimated    Encumbrances
                                                     Total Investment  Amount of                           Low Income    of Local
                                 General Partner     in Local Limited  Investment   Number of   Occu-      Housing       Limited
Partnership Name  Location            Name             Partnerships    Paid to Date   Units     pancy      Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Old Fort Limited  Hidalgo,       Alan Deke Noftsker and
Partnership       Texas          ABO Corporation             249,000     249,000       40        97%         547,000      1,282,000

Orosi Apartments, Orosi,         Douglas W. Young            461,000     461,000       42       100%         902,000      1,966,000
Ltd.              California

Parlier Garden    Parlier,       David J. Micheal and
Apts.             California     Professional Apartment
                                 Management, Inc.            453,000     453,000       41       100%         917,000      1,715,000

Rosewood          Superior,      Duffy Development
Apartments        Wisconsin      Company, Inc.               185,000     168,000       20        75%         375,000        518,000
Partnership
Limited

Sun Manor, L.P.   Itta Bena,     Glenn D. Miller             230,000     230,000       36        97%         464,000      1,061,000
                  Mississippi

Tahoe Pines       South Lake     David J. Michael, Bucky
Apartments        Tahoe,         Fong, Dean Pearson, Coy
                  California     Elvis and Dr. Patricia
                                 Hatton                    1,633,000   1,633,000       28       100%       3,171,000      1,702,000

Venus             Venus,         W. Joseph Chamy             161,000     161,000       24        96%         318,000        728,000
Retirement        Texas
Village,
Ltd.

Walnut -          Orange,        Walnut - Pixley, Inc.     1,078,000   1,078,000       22       100%       2,309,000      1,742,000
Pixley, L.P.      California

Winters           Winters,       John P. Casper              531,000     531,000       38       100%       1,072,000      1,842,000
Investment        California                              ----------  ----------     ----      -----      ----------     ----------
Group
                                                         $12,536,000 $12,519,000      635        96%     $26,013,000    $24,587,000
                                                          ==========  ==========     ====      =====      ==========     ==========

                                       6

                                      ------------------------------------------
                                          For the year ended December 31, 1998
                                      ------------------------------------------
                                                                   Low Income
                                                                 Housing Credits
                                           Rental         Net     Allocated to
Partnership Name                           Income         Loss    Partnership
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

(b)  At March 31, 1999, there were 942 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the three months ended March 31, 1999.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                               March 31                                     December 31
                        ------------------------  ----------------------------------------------------------------
                              1999         1998         1998         1997         1996          1995         1994
                              ----         ----         ----         ----         ----          ----         ----
                                     (Unaudited)
ASSETS
Cash and cash
  equivalents          $   509,695 $    563,949  $   561,751 $  1,451,071 $  1,498,036  $  1,916,200 $  2,799,487
Cash in escrow                   -            -            -            -            -             -    2,090,570
Investments in
  limited
  partnerships, net      9,164,197   10,137,867    9,415,032   10,400,720   11,447,928    13,032,752   14,368,908
Due from affiliates              -            -            -            -            -             -      216,645
Other assets                     -            -            -        2,242        5,419             -       19,960
                         ---------   ----------    ---------   ----------   ----------    ----------   ----------
                       $ 9,673,892 $ 10,701,816  $ 9,976,783 $ 11,854,033 $ 12,951,383  $ 14,948,952 $ 19,495,570
                         =========   ==========    =========   ==========   ==========    ==========   ==========
LIABILITIES
Payables to limited
  partnerships         $    16,836 $     16,836  $    16,836 $     16,836 $     16,836  $    651,094 $  4,400,927
Due to General
  Partner and
  affiliates               552,257      416,586      561,391      370,223      233,380       240,188            -
Due to limited
  partners                       -            -            -      900,000            -             -            -

PARTNERS' EQUITY         9,104,799   10,268,394    9,398,556   10,566,974   12,701,167    14,057,670   15,094,643
                         ---------   ----------    ---------   ----------   ----------    ----------   ----------
                       $ 9,673,892 $ 10,701,816  $ 9,976,783 $ 11,854,033 $ 12,951,383  $ 14,948,952 $ 19,495,570
                         =========   ==========    =========   ==========   ==========    ==========   ==========


Selected results of operations, cash flows and other information for the Partnership are as follows:

                           For the Three Months                           For the Years Ended
                              Ended March 31                                  December 31
                          -----------------------   ----------------------------------------------------------------
                               1999          1998         1998         1997         1996         1995         1994
                               ----          ----         ----         ----         ----         ----         ----
                                       (Unaudited)
Loss from operations     $  (64,061)   $  (54,043) $  (249,631) $  (205,576) $  (197,723) $  (105,423)  $   28,208
Equity in
  income(loss) from
  limited partnerships     (229,696)     (244,537)    (918,787)  (1,028,617)  (1,132,216)  (1,155,114)    (352,511)
                          ---------     ---------   ----------   ----------   ----------   ----------    ---------
Net income (loss)        $ (293,757)   $ (298,580) $(1,168,418) $(1,234,193) $(1,329,939) $(1,260,537)  $ (324,303)
                          =========     =========   ==========   ==========   ==========   ==========    =========
Net income(loss)
  allocated to:
  General partner        $   (2,938)   $   (2,986) $   (11,684) $   (12,342) $   (13,300) $   (12,605)  $   (3,243)
                          =========     =========   ==========   ==========   ==========   ==========    =========

  Limited partners       $ (290,819)   $ (295,594) $(1,156,734)  (1,221,851)  (1,316,639) $(1,247,932)  $ (321,060)
                          =========     =========   ==========   ==========   ==========   ==========    =========
Net income(loss) per
  limited partner unit   $   (16.16)   $   (16.42) $    (64.26) $    (67.88) $    (73.15) $    (69.33)  $   (48.71)
                          =========     =========   ==========   ==========   ==========   ==========    =========
Outstanding weighted
  limited partner            18,000        18,000       18,000       18,000       18,000       18,000        6,591
  units                   =========     =========   ==========   ==========   ==========   ==========    =========

                           For the Three Months                           For the Years Ended
                              Ended March 31                                  December 31
                          ------------------------  ----------------------------------------------------------------
                               1999          1998         1998         1997         1996         1995         1994
                               ----          ----         ----         ----         ----         ----         ----
                                       (Unaudited)
Net cash provided by
  (used in):
  Operating activities  $   (58,079) $      9,678  $     4,243  $    (6,960) $  (143,337) $   437,400 $   (225,005)
  Investing activities        6,023         3,200        6,437      (40,005)    (248,263)  (1,535,687)  (9,018,582)
  Financing activities            -      (900,000)    (900,000)           -      (26,564)     215,000    9,736,196
                          ---------     ---------    ---------    ---------    ---------    ---------    ---------
Net change in cash
  and cash equivalents      (52,056)     (887,122)    (889,320)     (46,965)    (418,164)    (883,287)     492,609

Cash and cash
  equivalents,
  beginning of period       561,751     1,451,071    1,451,071    1,498,036    1,916,200    2,799,487    2,306,878
                          ---------     ---------    ---------    ---------    ---------    ---------    ---------
Cash and cash
  equivalents, end of
  period                $   509,695  $    563,949  $   561,751  $ 1,451,071  $ 1,498,036  $ 1,916,200 $  2,799,487
                          =========     =========    =========   ==========    =========    =========    =========

Low Income  Housing  Credit per Unit was as follows for the years ended December 31:

                               1998            1997             1996            1995             1994
                               ----            ----             ----            ----             ----

 Federal            $           113  $          113   $          113  $           95  $            32
 State                           17              66               85              48               85
                       ------------    ------------     ------------    ------------    -------------
 Total              $           130  $          179   $          198  $          143  $           117
                       ============    ============     ============    ============    =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at March 31, 1999 consisted of $509,695 in cash and aggregate investments in the eighteen Local Limited Partnerships of $9,164,197. Liabilities at March 31, 1999 primarily consisted of $548,894 of accrued annual management fees due to the General Partner.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. The Partnership's net loss for the three months ended March 31, 1999 was $(294,000) reflecting a decrease of $5,000 from the net loss experienced for the three months ended March 31, 1998. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $15,000 to $(230,000) for the three months ended March 31, 1999 from $(245,000) for the three months ended March 31, 1998. The reduction in equity losses recognized was partially offset by an increase in loss from operations of $10,000 to $(64,000) for the three months ended March 31, 1999 from $(54,000) for the three months ended March 31, 1998, due to a comparable increase in operating expense allocations and a decrease in interest income.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. The Partnership's net loss for 1998 was $(1,168,000), reflecting a decrease of $66,000 from the net loss experienced in 1997. The decline in net loss is primarily due to equity in losses from limited partnerships which declined to $(919,000) in 1998 from $(1,029,000) in 1997. This decrease was partially as a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 during 1998. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. of The reduction in equity losses recognized was partially offset by an increase in loss from operations of $44,000 for 1998 and $(250,000), from $(206,000) in 1997, due to a comparable increase in operating expense allocations and a decrease in interest income.

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

Cash Flows

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. Net cash used during the three months ended March 31, 1999 was $(52,000), compared to net cash used during the three months ended March 31, 1998 of $(887,000). The change was due primarily to a return of capital to the limited partners of $50 per unit or $900,000 during the three months ended March 31, 1998, partially offset by an increase in cash used for operating activities of $68,000, primarily due to an increase in cash paid to the General Partner or affiliates of $53,000 for management fees and a decrease in interest income received.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. Net cash used in 1998 was $(889,000), compared to net cash used in 1997 of $(47,000). The change was due primarily to an increase in financing activities, which consisted of a return of capital to the limited partners of $50 per unit or $900,000.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. Net cash used in 1997 was $(47,000), compared to $(418,000) in 1996.The change was due primarily to a decrease in investments in Limited partnerships and a decrease in the payment of management fees.

During the three months ended March 31, 1999 and the year ended December 31, 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, decreased by $9,000 and increased by $191,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future forseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 1999, to be sufficient to meet all currently forseeable future cash requirements.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its ultimate general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before October 1, 1999.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. There can be no assurance that this compliance information is correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors will be year 2000 compliant.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $20,000. The cost to replace the telephone system noted above will be less than $5,000. The cost to deal with potential year 2000 issues of other outside vendors cannot be estimated at this time.

Risk of Year 2000 Issues

The most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above will be the disruption of normal business operations for WNC. This disruption would, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

WNC is in the process of obtaining year 2000 certifications from each Local General Partner of each Local Limited Partnership. Those certifications will represent to the Partnership that the IT and non-IT systems critical to the operation of the Housing Complexes and investor reporting to the Partnership are year 2000 compliant. These certifications will also represent to the Partnership that the IT and non-IT systems of property management companies, independent accountants, electrical power providers, financial institutions and telecommunications carriers used by the Local Limited Partnership are year 2000 compliant.

There can be no assurance that the representations in the certifications will be correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors, upon which the Local Limited Partnerships rely, will be year 2000 compliant.

Costs to Address Year 2000 Issues

There will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. The cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

There may be Local General Partners who indicate that they or their property management company are not year 2000 compliant and do not have plans to become year 2000 compliant before the end of 1999. There may be other Local General Partners who are unwilling to respond to the certification request. The most likely result of either non-compliance or failure to respond will be the removal and replacement of the property management company and/or the Local General Partner with year 2000 compliant operators.

Despite the efforts to obtain certifications, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants



To the Partners
WNC California Housing Tax Credits III, L.P.


We have audited the accompanying balance sheets of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 1999 and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 78% of the total assets of the Partnership at March 31, 1999 and December 31, 1998. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                         BDO SEIDMAN, LLP

Orange County, California
July 12, 1999

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits III, L.P.


We have audited the accompanying balance sheet of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits III, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 88% of the total assets of WNC California Housing Tax Credits II, L.P. at December 31, 1997. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

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



                                            CORBIN & WERTZ

Irvine, California
April 6, 1998

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                            March 31                         December 31
                                                  ------------------------------    ------------------------------

                                                          1999             1998            1998              1997
                                                          ----             ----            ----              ----
  ASSETS                                                             (Unaudited)

  Cash and cash equivalents                     $      509,695   $      563,949   $      561,751   $    1,451,071
  Investments in limited partnerships, net
    (Note 2)                                         9,164,197       10,137,867        9,415,032       10,400,720
  Other assets                                               -                -                -            2,242
                                                     ---------       ----------        ---------       ----------
                                                $    9,673,892   $   10,701,816   $    9,976,783   $   11,854,033
                                                     =========       ==========        =========       ==========
  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

  Liabilities:
    Payables to limited partnerships (Note 4)   $       16,836   $       16,836   $       16,836   $       16,836
    Accrued fees and expenses due to General           552,257          416,586          561,391          370,223
       Partner and affiliates (Note 3)
    Due to limited partners (Note 5)                         -                -                -          900,000
                                                     ---------       ----------        ---------       ----------
           Total liabilities                           569,093          433,422          578,227        1,287,059
                                                     ---------       ----------        ---------       ----------
  Commitments and contingencies

  Partners' equity (deficit):
     General partner                                   (79,083)         (67,447)         (76,145)         (64,461)
     Limited partners (30,000 units
        authorized; 18,000 units issued and
        outstanding)                                 9,183,882       10,335,841        9,474,701       10,631,435
                                                     ---------       ----------        ---------       ----------
           Total partners' equity                    9,104,799       10,268,394        9,398,556       10,566,974
                                                     ---------       ----------        ---------       ----------
                                                $    9,673,892   $   10,701,816   $    9,976,783   $   11,854,033
                                                     =========       ==========        =========       ==========





                 See accompanying notes to financial statements
                                       15

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS





                                         For the Three Months Ended
                                                  March 31                      For the Years Ended December 31
                                         ----------------------------   -------------------------------------------
                                                1999            1998           1998            1997           1996
                                                ----            ----           ----            ----           ----
                                                          (Unaudited)
Interest income                        $       5,154   $       9,889   $     26,577   $      57,279   $     74,947

Operating expenses:
  Amortization (Note 2)                       15,116          15,116         60,464          58,596         57,933
  Asset management fees (Note 3)              46,542          46,542        186,167         186,166        186,422
  Bad debt expense                                 -             500              -               -          8,680
  Other                                        7,557           1,774         29,577          18,093         19,635
                                          ----------      ----------     ----------      ----------     ----------
    Total operating expenses                  69,215          63,932        276,208         262,855        272,670
                                          ----------      ----------     ----------      ----------     ----------

Loss from operations                         (64,061)        (54,043)      (249,631)       (205,576)      (197,723)

Equity in losses of limited
  partnerships (Note 2)                     (229,696)       (244,537)      (918,787)     (1,028,617)    (1,132,216)
                                          ----------      ----------     ----------      ----------     ----------
Net loss                               $    (293,757)  $    (298,580)  $ (1,168,418)  $  (1,234,193)  $ (1,329,939)
                                          ==========      ==========     ==========      ==========     ==========
Net loss allocated to:
   General partner                     $      (2,938)  $      (2,986)  $    (11,684)  $     (12,342)  $    (13,300)
                                          ==========      ==========     ==========      ==========     ==========
   Limited partners                    $    (290,819)  $    (295,594)  $ (1,156,734)  $  (1,221,851)  $ (1,316,639)
                                          ==========      ==========     ==========      ==========     ==========
Net loss per limited partner unit      $      (16.16)  $      (16.42)  $     (64.26)  $      (67.88)  $     (73.15)
                                          ==========      ==========     ==========      ==========     ==========
Outstanding weighted limited
  partner units                               18,000          18,000         18,000          18,000         18,000
                                          ==========      ==========     ==========      ==========     ==========




                 See accompanying notes to financial statements
                                       16

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Three Months Ended March 31, 1999 and
              For The Years Ended December 31, 1998, 1997 and 1996

                                      General         Limited
                                      Partner         Partners          Total
                                      -------         --------          -----

Partners' equity (deficit)
  at January 1, 1996            $     (38,553)  $  14,096,223    $  14,057,670

Offering costs                           (266)        (26,298)         (26,564)

Net loss                              (13,300)     (1,316,639)      (1,329,939)
                                    ---------      ----------       ----------
Partners' equity (deficit)
  at December 31, 1996                (52,119)     12,753,286       12,701,167

Return of capital (Note 5)                  -        (900,000)        (900,000)

Net loss                              (12,342)     (1,221,851)      (1,234,193)
                                    ---------      ----------       ----------
Partners' equity (deficit)
  at December 31, 1997                (64,461)     10,631,435       10,566,974

Net loss                              (11,684)     (1,156,734)      (1,168,418)
                                    ---------      ----------       ----------
Partners' equity (deficit)
  at December 31, 1998                (76,145)      9,474,701        9,398,556

Net loss                               (2,938)       (290,819)        (293,757)
                                    ---------      ----------       ----------
Partners' equity (deficit)
  at March 31, 1999             $     (79,083)  $   9,183,882    $   9,104,799
                                    =========      ==========       ==========



                 See accompanying notes to financial statements
                                       17

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                        For the Three Months Ended
                                                  March 31                       For the Years Ended December 31
                                         ----------------------------   -------------------------------------------
                                                1999            1998           1998            1997           1996
                                                ----            ----           ----            ----           ----
                                                           Unaudited)
Cash flows from operating activities:
  Net loss                             $    (293,757) $     (298,580) $  (1,168,418) $   (1,234,193) $  (1,329,939)
  Adjustments  to reconcile net loss to
    net cash (used in) provided by
    operating activities:
     Amortization                             15,116          15,116         60,464          58,596         57,933
     Bad debt                                      -               -              -               -          8,680
     Equity in loss of limited
       partnerships                          229,696         244,537        918,787       1,028,617      1,132,216
     Change in other assets                        -           2,242          2,242           3,177         (5,419)
     Change in accrued fees and
       expenses due to General
       Partner and affiliates                 (9,134)        46,363         191,168         136,843         (6,808)
                                        ------------   ------------    ------------    ------------   ------------
Net cash provided by (used in)
  operating activities                       (58,079)         9,678           4,243          (6,960)      (143,337)
                                        ------------   ------------    ------------    ------------   ------------
Cash flows from investing activities:
  Investments in limited
    partnerships,  net                             -              -               -               -       (220,733)
  Capitalized  acquisition costs and
    fees                                           -              -               -         (55,994)       (33,906)
  Distributions from limited
    partnerships                               6,023          3,200           6,437          15,989          6,376
                                        ------------   ------------    ------------    ------------   ------------
Net cash provided by (used in)
  investing activities                         6,023          3,200           6,437         (40,005)      (248,263)
                                        ------------   ------------    ------------    ------------   ------------
Cash flows from financing activities
  Return of capital                                -       (900,000)       (900,000)              -              -
  Offering costs                                   -              -              -                -        (26,564)
                                        ------------   ------------    ------------    ------------   ------------
Net cash used in financing
  activities                                       -       (900,000)       (900,000)              -        (26,564)
                                        ------------   ------------    ------------    ------------   ------------
Net decrease in cash and cash
  equivalents                                (52,056)      (887,122)       (889,320)        (46,965)      (418,164)

Cash and cash equivalents, beginning
  of year                                    561,751      1,451,071       1,451,071       1,498,036      1,916,200
                                        ------------   ------------    ------------    ------------   ------------

Cash and cash equivalents, end of      $     509,695  $     563,949   $     561,751  $    1,451,071  $   1,498,036
  year                                  ============   ============    ============    ============   ============


                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED



                                         For the Three Months Ended
                                                  March 31                   For the Years Ended December 31
                                        ----------------------------   -------------------------------------------
                                                1999            1998           1998            1997           1996
                                                ----            ----           ----            ----           ----
                                                          (Unaudited)
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW
  INFORMATION:

    Taxes paid                         $           -  $            -  $         800   $         800  $         800
                                         ===========    ============    ===========     ===========    ===========


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
















                 See accompanying notes to financial statements
                                       19

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996


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

The general partner is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("WNC") is the general partner of WNC Tax Credit Partners III, L.P. Wilfred N. Cooper Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC.

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership Agreement authorized the sale of up to 30,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in July 1994 at which time 17,990 Units, representing subscriptions in the amount of $17,990,000, had been accepted. During 1995, an additional 10 units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Change in Reporting Year End

The Partnership has elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 2.

Due to the change in year end, unaudited financial information as of and for the three months ended March 31, 1998 is included in the financial statements for comparative purposes only. The financial statements as of and for the three months ended March 31, 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Partnership for the interim period.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Losses from limited partnerships for the years ended December 31, 1998, 1997 and 1996 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 and 1998 have been estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

 NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

 Offering Expenses

 Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $2,366,564 at the end of all periods presented.

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

 Cash and Cash Equivalents

 The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 1999 and December 31, 1998 and 1997, the Partnership had cash equivalents of $0, $0 and $942,685, respectively.

 Concentration of Credit Risk

 At March 31, 1999, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

 Reporting Comprehensive Income

 In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

 NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

 As of the periods presented, the Partnership had acquired limited partnership interests in eighteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 635 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

 The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at December 31, 1998 and 1997 are approximately $1,602,000 and $1,640,000 greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements (see Note 4).

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

 At March 31, 1999, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the three month period ended March 31, 1999 amounting to approximately $7,306 have not been recognized. The Partnership's share of losses during the years ended December 31, 1998 and 1997 amounting to approximately $29,226 and $15,327, respectively, have not been recognized. As of March 31, 1999, the aggregate share of net losses not recognized by the Partnership amounted to $51,859.

 Following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

                                                            For the Three
                                                            Months Ended              For the Years Ended
                                                              March 31                    December 31
                                                           ----------------    -----------------------------------

                                                                      1999               1998                1997
                                                                      ----               ----                ----

Investments per balance sheet, beginning of period       $       9,415,032   $     10,400,720    $     11,447,928
Capitalized acquisition fees and costs                                   -                  -              55,994
Distributions received                                              (6,023)            (6,437)            (15,989)
Equity in losses of limited partnerships                          (229,696)          (918,787)         (1,028,617)
Amortization of paid acquisition fees and costs                    (15,116)           (60,464)            (58,596)
                                                                 ---------         ----------          ----------

Investments per balance sheet, end of period             $       9,164,197   $      9,415,032    $     10,400,720
                                                                 =========         ==========          ==========


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                            1998          1997
                                                            ----          ----
  ASSETS

Buildings and improvements,
  net of accumulated depreciation for 1998
  and 1997 of $5,360,000 and $4,188,000,
  respectively.                                     $ 30,690,000  $ 31,657,000
Land                                                   2,213,000     2,380,000
Other assets                                           1,958,000     1,746,000
                                                      ----------    ----------
                                                    $ 34,861,000  $ 35,783,000
                                                      ==========    ==========
LIABILITIES

Mortgage and construction loans payable             $ 24,587,000  $ 24,528,000
Other liabilities (including due to
  related parties of $792,000 and
  $715,000 as of December 31, 1998
  and 1997, respectively.                              1,453,000     1,495,000
                                                      ----------    ----------
Total liabilities                                     26,040,000    26,023,000
                                                      ----------    ----------
PARTNERS' CAPITAL

WNC California Housing Tax Credits III, L.P            7,813,000     8,761,000
Other partners                                         1,008,000       999,000
                                                      ----------    ----------
                                                       8,821,000     9,760,000
                                                      ----------    ----------
                                                    $ 34,861,000  $ 35,783,000
                                                      ==========    ==========

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $270,524, $257,025 and $203,029 as of March 31, 1999 and December 31, 1998 and
         1997, respectively.

         Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in limited partnerships. Accumulated amortization was $20,808, $19,191 and $12,723 as of March 31, 1999 and December 31, 1998 and 1997, respectively.

         An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $46,542 were incurred during the three months ended March 31, 1999 and $186,167, $186,166 and $186,422 were incurred for 1998, 1997 and 1996, respectively, of which, $53,350 was paid during the three months ended March 31, 1999 and $0, $50,000 and $200,000 were paid during 1998, 1997 and 1996, respectively.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

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

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                        March 31             December 31
                                   ---------------   ---------------------------
                                             1999           1998           1997
                                             ----           ----           ----
Reimbursement for expenses paid
  by the General Partner
  or an affiliate                           3,363          5,690            688

Asset management fee payable          $   548,894    $   555,701    $   369,535
                                        ---------      ---------      ---------
                                      $   552,257    $   561,391    $   370,223
                                        =========      =========      =========

The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

NOT APPLICABLE

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

David N. Shafer, age 47, is Senior Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

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

Sy P. Garban, age 53, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $46,542 and $186,167 were incurred during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $53,350 and $0 of those fees during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $10,000 and $6,000 during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the three months ended March 31, 1999 or the year ended December 31, 1998.

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 1999 and  1998 (Unaudited)  and  December 31,
           1998 and 1997
         Statements of Operations  for the three months ended March 31, 1999 and
           1998 (Unaudited) and for the years ended December 31, 1998, 1997 and 1996
         Statements  of Partners'  Equity  (Deficit)  for the three months ended
           March 31, 1999 and  for  the  years  ended  December 31,  1998,  1997 and 1996
         Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (Unaudited) and for the years ended December 31, 1998, 1997 and 1996
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public Accountants on  Financial State-
           ment Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.

1. A Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the Partnership's change in fiscal year end to March 31. No financial statements were included.

(c)      Exhibits.

3.1 Agreement of Limited Partnership dated October 5, 1992; included as Exhibit B to the Prospectus, which was filed as Exhibit 28.1 to Form 10-K for the year ended December 31, 1994 is hereby incorporated herein as Exhibit 3.1.

10.1 Amended and Restated Agreement of Limited Partnership of Colonial Vill-age Roseville (1) filed as exhibit 10.1 to Form 8-K/A Amendment No. 1 to Current Report dated December 27, 1993 is hereby incorporated herein by reference as exhibit 10.1.

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

10.7 Second Amended and Restated Agreement of Limited Partnership of Old Fort Limited Partnership filed as exhibit 10.5 to Post-Effective Amend-ment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership of Orosi Apart ments, Ltd. filed as exhibit 10.6 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.8.

10.9 Amended and Restated Agreement of Limited Partnership of Sun Manor, L.P. filed as exhibit 10.7 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by refer-ence as exhibit 10.9.

10.10 Amended and Restated Agreement of Limited Partnership of Venus Retire-ment Village, Ltd. filed as exhibit 10.8 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.10.

10.11 Second Amended and Restated Agreement of Limited Partnership of Walnut-Pixley, L.P. filed as exhibit 10.9 to Post-Effective Amend-ment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.11.

10.12 Amended and estated Agreement of Limited Partnership of Almond View Apartments, Ltd. filed as exhibit 10.11 to Form 10K dated December 31, 1993 is hereby incorporated herein by reference as exhibit 10.12.

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

(d)      Financial  statement  schedules  follow,  as  set forth  in  subsection
         (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                         Financial Statement Schedules





To the Partners
WNC California Housing Tax Credits III, L.P.


The audits referred to in our report dated July 12, 1999, relating to the 1999 and 1998 financial statements of WNC California Housing Tax Credits III, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                               BDO SEIDMAN, LLP


Orange County, California
July 12, 1999

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999


                                         -----------------------------------  ------------------------------------------------------
                                                     March 31, 1999                             As of December 31, 1998
                                         -----------------------------------  ------------------------------------------------------
                                           Total Investment     Amount of     Encumbrances of                                Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated      Book
Partnership Name            Location       Partnerships          to Date      Partnerships     Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden Apartment     Delhi,
Associates                  California     $     391,000    $   391,000    $  1,394,000   $  1,756,000   $    318,000   $  1,438,000

Almond View Apartments,     Stockton,
Ltd.                        California         1,639,000      1,639,000       1,774,000      3,525,000        552,000      2,973,000

Buccaneer Associates,       Fernandia
Limited                     Beach, Florida       365,000        365,000       1,482,000      2,218,000        298,000      1,920,000

Candleridge Apartments      Perry, Iowa          126,000        126,000         705,000        878,000        136,000        742,000
of Perry L.P. II

Colonial Village            Roseville,
Roseville                   Calfornia          2,811,000      2,811,000       2,128,000      5,285,000        791,000      4,494,000

Dallas County               Orrville,
Housing, Ltd.               Alabama              130,000        130,000         617,000        760,000        116,000        644,000

La Paloma del Sol           Deming, New
Limited Partnership         Mexico               254,000        254,000       1,438,000      1,762,000        228,000      1,534,000

Memory Lane Limited         Yankton,
Partnership                 South Dakota         151,000        151,000         688,000        874,000        257,000        617,000

Nueva Sierra Vista          Richgrove,
Associates                  California         1,688,000      1,688,000       1,805,000      3,253,000        293,000      2,960,000

Old Fort Highway            Hidalgo, Texas       249,000        249,000       1,282,000      1,646,000        223,000      1,423,000
Limited Partnership



WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                          ----------------------------------  ------------------------------------------------------
                                                   March 31, 1999                               As of December 31, 1998
                                          ----------------------------------  ------------------------------------------------------
                                           Total Investment     Amount of     Encumbrances of                                Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated      Book
Partnership Name            Location       Partnerships          to Date      Partnerships     Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

Orosi Apartments, Ltd.      Orosi,
                            California         461,000        461,000         1,966,000      2,437,000        220,000      2,217,000

Parlier Garden Apts.        Parlier,
                            California         453,000        453,000         1,715,000      2,187,000        265,000      1,922,000

Rosewood Apartments         Superior,
Limited Partnership         Wisconsin          185,000        168,000           518,000        767,000         96,000        671,000

Sun Manor, L.P.             Itta Bena,
                            Mississippi        230,000        230,000         1,061,000      1,338,000        217,000      1,121,000

Tahoe Pines Apartments      South Lake
                            Tahoe,
                            California       1,633,000      1,633,000         1,702,000      3,290,000        515,000      2,775,000

Venus Retirement            Venus, Texas       161,000        161,000           728,000        929,000        174,000        755,000
Village, Ltd.

Walnut - Pixley, L.P.       Orange,
                            California       1,078,000      1,078,000         1,742,000      2,766,000        401,000      2,365,000

Winters Investment          Winters,
Group                       California         531,000        531,000         1,842,000      2,592,000        260,000      2,332,000
                                            ----------     ----------        ----------     ----------      ---------     ----------
                                         $  12,536,000  $  12,519,000    $   24,587,000  $  38,263,000  $   5,360,000  $  32,903,000
                                            ==========     ==========        ==========     ==========      =========     ==========

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                          ---------------------------------------------------------------------------
                                                             For the year ended December 31, 1998
                                          ---------------------------------------------------------------------------
                                                                          Year                       Estimated Useful
Partnership Name                        Rental Income   Net Loss   Investment Acquired    Status     Life (Years)
---------------------------------------------------------------------------------------------------------------------
Almond Garden Apartment
Associates                            $    155,000  $   (59,000)          1994            Completed         27.5

Almond View Apartments, Ltd.               185,000     (233,000)          1994            Completed         27.5

Buccaneer Associates, Limited              200,000      (34,000)          1994            Completed           40

Candleridge Apartments of Perry
L.P. II                                    139,000      (11,000)          1994            Completed         27.5

Colonial Village Roseville                 380,000     (155,000)          1993            Completed         27.5

Dallas County Housing, Ltd.                 62,000      (12,000)          1993            Completed           40

La Paloma del Sol Limited
Partnership                                134,000      (11,000)          1993            Completed           40

Memory Lane Limited Partnership             65,000      (30,000)          1994            Completed           25

Nueva Sierra Vista Associates              141,000     (119,000)          1994            Completed           40

Old Fort Limited Partnership               163,000       (3,000)          1993            Completed           40

Orosi Apartments, Ltd.                     184,000      (24,000)          1993            Completed           50

Parlier Garden Apts.                       191,000      (28,000)          1994            Completed           40

Rosewood Apartments Limited
Partnership                                 71,000       (9,000)          1994            Completed           40

Sun Manor, L.P.                            139,000      (15,000)          1993            Completed         27.5

Tahoe Pines Apartments                     180,000     (101,000)          1994            Completed         27.5

Venus Retirement Village, Ltd.              83,000      (24,000)          1993            Completed           25

Walnut - Pixley, L.P.                      136,000      (49,000)          1993            Completed           40

Winters Investment Group                   185,000      (41,000)          1994            Completed           50
                                         ---------    ---------
                                      $  2,793,000  $  (958,000)
                                         =========    =========

                                       36

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                           -----------------------------------------------------------------------------------------
                                                                                As of December 31, 1998
                                           -----------------------------------------------------------------------------------------
                                           Total Investment     Amount of     Encumbrances of                                Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated      Book
Partnership Name            Location       Partnerships          to Date      Partnerships     Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden Apartment     Delhi,
Associates                  California     $     391,000    $   391,000    $  1,394,000   $  1,756,000   $    318,000   $  1,438,000

Almond View Apartments,     Stockton,
Ltd.                        California         1,639,000      1,639,000       1,774,000      3,525,000        552,000      2,973,000

Buccaneer Associates,       Fernandia
Limited                     Beach, Florida       365,000        365,000       1,482,000      2,218,000        298,000      1,920,000

Candleridge Apartments      Perry, Iowa          126,000        126,000         705,000        878,000        136,000        742,000
of Perry L.P. II

Colonial Village            Roseville,
Roseville                   Calfornia          2,811,000      2,811,000       2,128,000      5,285,000        791,000      4,494,000

Dallas County               Orrville,
Housing, Ltd.               Alabama              130,000        130,000         617,000        760,000        116,000        644,000

La Paloma del Sol           Deming, New
Limited Partnership         Mexico               254,000        254,000       1,438,000      1,762,000        228,000      1,534,000

Memory Lane Limited         Yankton,
Partnership                 South Dakota         151,000        151,000         688,000        874,000        257,000        617,000

Nueva Sierra Vista          Richgrove,
Associates                  California         1,688,000      1,688,000       1,805,000      3,253,000        293,000      2,960,000

Old Fort Highway            Hidalgo, Texas       249,000        249,000       1,282,000      1,646,000        223,000      1,423,000
Limited Partnership



WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                          ------------------------------------------------------------------------------------------
                                                                                As of December 31, 1998
                                          ------------------------------------------------------------------------------------------
                                           Total Investment     Amount of     Encumbrances of                                Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated      Book
Partnership Name            Location       Partnerships          to Date      Partnerships     Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

Orosi Apartments, Ltd.      Orosi,
                            California         461,000        461,000         1,966,000      2,437,000        220,000      2,217,000

Parlier Garden Apts.        Parlier,
                            California         453,000        453,000         1,715,000      2,187,000        265,000      1,922,000

Rosewood Apartments         Superior,
Limited Partnership         Wisconsin          185,000        168,000           518,000        767,000         96,000        671,000

Sun Manor, L.P.             Itta Bena,
                            Mississippi        230,000        230,000         1,061,000      1,338,000        217,000      1,121,000

Tahoe Pines Apartments      South Lake
                            Tahoe,
                            California       1,633,000      1,633,000         1,702,000      3,290,000        515,000      2,775,000

Venus Retirement            Venus, Texas       161,000        161,000           728,000        929,000        174,000        755,000
Village, Ltd.

Walnut - Pixley, L.P.       Orange,
                            California       1,078,000      1,078,000         1,742,000      2,766,000        401,000      2,365,000

Winters Investment          Winters,
Group                       California         531,000        531,000         1,842,000      2,592,000        260,000      2,332,000
                                            ----------     ----------        ----------     ----------      ---------     ----------
                                         $  12,536,000  $  12,519,000    $   24,587,000  $  38,263,000  $   5,360,000  $  32,903,000
                                            ==========     ==========        ==========     ==========      =========     ==========

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                          ---------------------------------------------------------------------------
                                                             For the year ended December 31, 1998
                                          ---------------------------------------------------------------------------
                                                                          Year                       Estimated Useful
Partnership Name                        Rental Income   Net Loss   Investment Acquired    Status     Life (Years)
---------------------------------------------------------------------------------------------------------------------
Almond Garden Apartment
Associates                            $    155,000  $   (59,000)          1994            Completed         27.5

Almond View Apartments, Ltd.               185,000     (233,000)          1994            Completed         27.5

Buccaneer Associates, Limited              200,000      (34,000)          1994            Completed           40

Candleridge Apartments of Perry
L.P. II                                    139,000      (11,000)          1994            Completed         27.5

Colonial Village Roseville                 380,000     (155,000)          1993            Completed         27.5

Dallas County Housing, Ltd.                 62,000      (12,000)          1993            Completed           40

La Paloma del Sol Limited
Partnership                                134,000      (11,000)          1993            Completed           40

Memory Lane Limited Partnership             65,000      (30,000)          1994            Completed           25

Nueva Sierra Vista Associates              141,000     (119,000)          1994            Completed           40

Old Fort Limited Partnership               163,000       (3,000)          1993            Completed           40

Orosi Apartments, Ltd.                     184,000      (24,000)          1993            Completed           50

Parlier Garden Apts.                       191,000      (28,000)          1994            Completed           40

Rosewood Apartments Limited
Partnership                                 71,000       (9,000)          1994            Completed           40

Sun Manor, L.P.                            139,000      (15,000)          1993            Completed         27.5

Tahoe Pines Apartments                     180,000     (101,000)          1994            Completed         27.5

Venus Retirement Village, Ltd.              83,000      (24,000)          1993            Completed           25

Walnut - Pixley, L.P.                      136,000      (49,000)          1993            Completed           40

Winters Investment Group                   185,000      (41,000)          1994            Completed           50
                                         ---------    ---------
                                      $  2,793,000  $  (958,000)
                                         =========    =========

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

Date: July 27, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: July 27, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: July 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: July 27, 1999


By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date July 27, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: July 27, 1999

Exhibit
Number      Exhibit Description

EX-21.1 Financial Statements of Colonial Village Roseville, for the years ended December 31, 1998 and 1997 together with Independent auditors' report thereon; a significant subsidiary of the partnership.

                           Colonial Village Roseville

                                Table of Contents

                                                             Page

Independent Auditors' Report                                  43

Financial Statements

        Balance Sheets                                        44
        Statements of Operations                              46
        Statements of Changes in Partners Capital             50
        Statements of Cash Flows                              51
        Notes to Financial Statements                         53

                          INDEPENDENT AUDITOR'S REPORT



To the Partners
Colonial Village Roseville
(A California Limited Partnership)
Rocklin, California




I have audited the accompanying balance sheets of Colonial Village Roseville (A California Limited Partnership), as of December 31, 1998 and 1997, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Village Roseville (A California Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                               /s/ Bernard E. Rea, CPA


Stockton, California
March 31, 1999

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                     ASSETS                           1998                1997
                                                     -----               ----


CURRENT ASSETS
  Cash                                        $     10,495        $     20,644
  Rents receivable                                       -                 773
  Other receivables                                      -                   -
  Prepaid expense                                    2,909               2,662
                                                 ---------           ---------
              Total current assets                  13,404              24,079
                                                 ---------           ---------
RESTRICTED DEPOSITS AND FUNDED RESERVES
  Tenants' security deposits                  $     19,429        $     18,935
  Replacement reserve escrow                        57,400              47,046
                                                 ---------           ---------
                                              $     76,829        $     65,981
                                                 ---------           ---------
PROPERTY AND EQUIPMENT, AT COST
  Land                                        $    315,303        $    315,303
  Building                                       4,802,723           4,795,583
  Equipment                                        166,914             166,914
                                                 ---------           ---------
                                              $  5,284,940        $  5,277,800
  Less accumulated depreciation                    791,063             595,478
                                                 ---------           ---------
                                              $  4,493,877        $  4,682,322
                                                 ---------           ---------
OTHER ASSETS
  Deferred charges, less accumulated
    amortization of $18,449 and $13,236       $    114,973        $    120,186
                                                 ---------           ---------
                                              $    114,973        $    120,186
                                                 ---------           ---------
                                              $  4,699,083        $  4,892,568
                                                 =========           =========




                       See Notes to Financial Statements.
                                       44

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 1998 and 1997


            LIABILITIES AND PARTNERS' EQUITY          1998              1997
                                                      ----              ----

CURRENT LIABILITIES
  Current maturities of long-term debt        $     25,309      $     23,446
  Accounts payable                                  11,462             8,572
  Accrued expense                                      800               800
  Accrued property taxes                                 -                 -
  Developer fees payable                            24,500                 -
  Advances from general partner, without
    interest, due date, or collateral                8,251                 -
  Accrued interest                                  13,604            13,753
                                                 ---------         ---------
                Total current liabilities     $     83,926      $     46,571
                                                 ---------         ---------

DEPOSIT AND PREPAYMENT LIABILITIES
  Tenants' security deposits                  $     19,239      $     21,614
  Prepaid rents                                         -                280
                                                 ---------         ---------
                                              $     19,239      $     21,894
                                                 ---------         ---------

LONG-TERM DEBT
  Mortgage payable, less current maturities   $  2,103,030      $  2,128,339
  Developer fees payable                           407,053           455,053
                                                 ---------         ---------
                                              $  2,510,083      $  2,583,392
                                                 ---------         ---------
COMMITMENT

PARTNERS' EQUITY                              $  2,085,835      $  2,240,711
                                                 ---------         ---------

                                              $  4,699,083      $  4,892,568
                                                 =========         =========




                       See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME
                     Years Ended December 31, 1998 and 1997


                                                            1998            1997
                                                            ----            ----
RENTAL INCOME
  Apartments                                        $    380,368    $    386,950
  Tenant assistance payments                                   -               -
  Furniture and equipment                                      -               -
  Commercial                                                   -               -
  Parking spaces                                               -               -
  Subsidy income                                               -               -
  Miscellaneous                                                -               -
                                                        --------        --------
         Net rental revenue                         $    380,368    $    386,950
                                                        --------        --------

FINANCIAL REVENUE
  Interest Income - project operations              $      1,990    $        556
  Income from investments - replacement reserve            1,020             916
  Income from investments - operating reserve                138             337
  Income from investments - miscellaneous                      -               -
                                                        --------        --------
      Sub-total financial revenue                   $      3,148    $      1,809
                                                        --------        --------
OTHER REVENUE
  Laundry and vending                               $      6,260    $      7,140
  NSF and late charges                                     1,050           1,950
  Damage and cleaning fees                                 6,335           5,732
  Forfeited tenant security deposits                           -               -
  Other revenue                                            1,384           1,496
                                                        --------        --------
      Sub-total other revenue                       $     15,029    $     16,318
                                                        --------        --------

                    Total revenues                  $    398,545    $    405,077
                                                        --------        --------






                       See Notes to Financial Statements.
                                       46

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                        STATEMENTS OF INCOME (CONTINUED)
                     Years Ended December 31, 1998 and 1997



                                                        1998                1997
                                                       -----               ----

OPERATING EXPENSES

  Renting expenses
    Advertising                                 $      7,111        $     14,294
    Miscellaneous renting expenses                     2,798               2,440
                                                     -------             -------
        Sub-total renting expenses              $      9,909        $     16,734
                                                     -------             -------
  Administrative expenses
    Office salaries                             $        792        $        196
    Office supplies                                    4,835               2,629
    Office rent                                            -                   -
    Management fee                                    17,729              19,414
    Manager's salary                                  27,121              20,050
    Manager rent free unit                                 -               6,400
    Legal expense                                        242               1,558
    Audit expense                                      4,168               3,978
    Bookkeeping / accounting services                      -                   -
    Telephone and answering service                    2,771               2,562
    Bad debts                                            628               1,426
    Miscellaneous administrative expenses              6,896               3,076
                                                     -------             -------
        Sub-total administrative expenses       $     65,182        $     61,289
                                                     -------             -------
  Utilities expense
    Fuel oil / coal                             $          -        $          -
    Electricity                                        6,377               5,488
    Water                                              9,668               9,144
    Gas                                                2,359               1,933
    Sewer                                             15,636              15,500
                                                     -------             -------
        Sub-total utilities expense             $     34,040        $     32,065
                                                     -------             -------










                       See Notes to Financial Statements.
                                       47

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                        STATEMENTS OF INCOME (CONTINUED)
                     Years Ended December 31, 1998 and 1997




                                                           1998            1997
                                                           ----            ----

   Operating and maintenance expense
     Janitor and cleaning payroll                  $          -     $        33
     Janitor and cleaning supplies                        2,594             206
     Janitor and cleaning contract                        2,638           3,033
     Exterminating payroll / contract                     1,480             909
     Exterminating supplies                                   -               -
     Garbage and trash removal                            8,174          11,037
     Security payroll / contract                              -               -
     Grounds payroll                                        222             248
     Grounds supplies                                       603             339
     Grounds contract                                     5,903           6,800
     Repairs payroll                                     18,758          15,358
     Repairs material                                     4,472           3,990
     Repairs contract                                     8,074           4,820
     Elevator maintenance / contract                          -               -
     Heating / cooling repairs and maintenance            1,021             407
     Swim pool maintenance / contract                         -               -
     Snow removal                                             -               -
     Decorating payroll / contract                        1,670           1,580
     Decorating supplies                                  1,552             214
     Vehicle and maintenance equipment o & r                153             112
     Miscellaneous operating and maint. expenses          8,037               -
                                                       --------        --------
         Sub-total operating & maint. expense      $     65,351     $    49,086
                                                       --------        --------
   Taxes and insurance
     Real estate taxes                             $        500     $       862
     Payroll taxes                                        4,710           3,220
     Miscellaneous taxes, licenses, and permits             800             800
     Property and liability insurance                     3,632           3,737
     Fidelity bond insurance                                  -               -
     Workman's compensation                               1,886           2,999
     Health insurance and other employee benefits         2,533           1,628
     Other insurance                                          -               -
                                                       --------        --------
         Sub-total taxes & insurance               $     14,061     $    13,246
                                                       --------        --------


               Total operating expenses            $    188,543     $   172,420
                                                       --------        --------





                       See Notes to Financial Statements.
                                       48

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                        STATEMENTS OF INCOME (CONTINUED)
                     Years Ended December 31, 1998 and 1997


                                                 1998             1997
                                                 -----            ----

OTHER EXPENSES
  Interest expense - mortgage                   $    164,080     $    165,816
  Interest expense - notes                                 -                -
  Miscellaneous financial expense                          -                -
  Depreciation and amortization                      200,798          208,818
  Non project expenses                                     -                -
                                                   ---------        ---------
      Sub-total other expenses                  $    364,878     $    374,634
                                                   ---------        ---------

                Total expenses                  $    553,421     $    547,054
                                                   ---------        ---------

                Net income (loss)               $   (154,876)    $   (141,977)
                                                   =========        =========


















                       See Notes to Financial Statements.
                                       49

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY
                     Years Ended December 31, 1998 and 1997


                                                  General            Limited
                                    Total         Partner            Partner
                                    -----         -------            -------
Partners' equity
  December 31, 1996          $  2,333,643    $     (4,777)      $  2,338,420

Partners' capital
  contributions                    54,045          54,045                - -

Partners' capital
  distributions                    (5,000)            - -             (5,000)

Net income (loss)                (141,977)         (1,420)          (140,557)
                                ---------       ---------          ---------

Partners' equity
  December 31, 1997          $  2,240,711    $     47,848       $  2,192,863

Partners' capital
  contributions                         -               -                  -

Partners' capital
  distributions                         -               -                  -

Net income (loss)                (154,876)         (1,549)          (153,327)
                                ---------       ---------          ---------

Partners' equity
  December 31, 1998          $  2,085,835    $     46,299       $  2,039,536
                                =========       =========          =========



Percentage at
  December 31, 1998                  100%              1%                99%
                                =========       =========          =========











                       See Notes to Financial Statements.
                                       50

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1998 and 1997

                                                           1998           1997
                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $   (154,876)   $  (141,977)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
       Depreciation and amortization                    200,798        208,818
       Change in assets and liabilities:
       Decrease (increase) in:
         Prepaid expenses                                  (247)           163
         Tenants' security deposits                        (494)          (439)
         Rents receivable                                   773           (573)
         Other receivables                                    -            199
       Increase (decrease) in:
         Accounts payable                                 2,890          8,572
         Accrued expenses                                     -         (1,464)
         Accrued interest                                  (149)          (139)
         Accrued property taxes                               -        (54,045)
         Prepaid rents                                     (280)           237
         Tenants' security deposits                      (2,375)           535
                                                      ---------       --------
             Net cash provided by (used in)
               operating activities                $     46,040    $    19,887
                                                      ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Funding of replacement reserve escrow            $    (10,354)   $   (17,715)
  Withdrawals from replacement reserve escrow                 -              -
  Acquisition of property and equipment                  (7,140)             -
                                                      ---------       --------
             Net cash provided by (used in)
               investing activities                $    (17,494)   $   (17,715)
                                                      ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Partner contributions                            $          -    $    54,045
  Partner distributions                                       -         (5,000)
  Advances from general partner                           8,251              -
  Payment of development fees payable                   (23,500)       (46,871)
  Principal payments on long-term debt                  (23,446)       (21,721)
                                                      ---------       --------
             Net cash provided by (used in)
               financing activities                $    (38,695)   $   (19,547)
                                                      ---------       --------




                       See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     Years Ended December 31, 1998 and 1997




                                                        1998              1997
                                                        ----              ----


       Increase (decrease) in cash and
         cash equivalents                            (10,149)          (17,375)

Cash and cash equivalents
  Beginning                                           20,644            38,019
                                                  ----------        ----------

  Ending                                        $     10,495      $     20,644
                                                  ==========        ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash paid during the year for interest      $    164,229      $    165,955
                                                  ==========        ==========

























                       See Notes to Financial Statements.
                                       52

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of the Partnership's significant accounting policies consistent-ly applied in the preparation of the accompanying financial state-ments follows.

      CAPITALIZATION AND DEPRECIATION

      Land, buildings and improvements are recorded at cost. Depreciation of buildings and equipment is computed principally using the Modified Accelerated Cost Recovery System which approximates straight-line for buildings and double-declining balance for equipment over the following estimated useful lives:
                                                                 Years
                                                                 -----

                      Buildings                                  27.5
                      Equipment                                     7

      Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statement of operations.

      CASH AND CASH EQUIVALENTS

      For purposes of reporting the statements of cash flows, the Partnership includes all cash accounts which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents on the accompanying balance sheet.

      AMORTIZATION

      Deferred charges are amortized over the following estimated useful lives using the straight-line method:
                                                                 Years
                                                                 -----
                      Deferred debt expense                         30
                      Tax credit monitoring fee                     15
      INCOME TAXES

      No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

                          NOTES TO FINANCIAL STATEMENTS




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

      PERSONAL ASSETS AND LIABILITIES

      In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include the personal assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Partnership, nor any provision for income tax expense.


NOTE 2 - ORGANIZATION

      Colonial Village Roseville is a California Limited Partnership which was formed in April 1993, to develop, construct, own, maintain and operate a 56-unit multi-family apartment complex and is located in the city of Roseville, California. The Partnership Agreement and the loan agreement with the California Community Reinvestment Corporation (CCRC), a
      California nonprofit public benefit corporation governs the major activities of the Partnership. Under the agreements, the Partnership is required to provide low cost housing to very low-income or lower-income households.

      The Partnership has one general partners, Project Go Inc., a 501(c)(3) tax exempt, non-profit community service organization and one investing limited partner, WNC Housing Tax Credits III, L.P., a California limited partnership. Partnership transactions with the partners are described in other notes to these financial statements.


NOTE 3 - DEFERRED CHARGES

      Deferred charges as of December 31, 1998 and 1997, consists of the following:


                                                   1998                1997
                                                   ----                ----

      Deferred debt expense             $       110,462     $       110,462
      Tax credit monitoring fee                  22,960              22,960
                                        ---------------     ---------------
                                        $       133,422     $       133,422
      Less accumulated amortization              18,449              13,236
                                        ---------------     ---------------

                                        $       114,973     $       120,186
                                        ===============     ===============

                          NOTES TO FINANCIAL STATEMENTS




NOTE 4 - RESTRICTED DEPOSITS AND FUNDED RESERVES

      In accordance with the Partnership Agreement and the Rider to Multifamily Instrument with CCRC, the Partnership is required to maintain a replacement reserve account. The replacement reserve account is to be funded annually in the amount of $16,800.


NOTE 5 - LONG-TERM DEBT

      Long-Term debt consisted of a permanent loan with CCRC in face amount of $2,200,000.

      Under the terms of the 30-year Promissory Note with CCRC, the loan provides for an initial interest rate of 7.67% and monthly payments of $15,639.62 commencing on September 1, 1995, and continuing through August 2025. The interest rate and monthly payment will be adjusted at year eleven (11) and year twenty-one (21), at which time the interest rate will be adjusted based on the Current Index plus 2.75% and the payment will be adjusted and determined by the amount of the monthly payment that would be sufficient to repay the note within 360 months of the initial payment date. As Of December 31, 1998, the current interest rate, and minimum monthly payment due is 7.67% and $15,639.62, respectively.

      The apartment complex is pledged as collateral for the mortgage and is secured by deeds of trust, assignment of rents, security agreements and fixture filings against the property.

      Aggregate maturities of Long-term debt for the next five years are as follows:

         December 31,     1999                    $      25,309
                          2000                           27,320
                          2001                           29,491
                          2002                           31,834
                          2003                           34,364
                          Thereafter                  1,980,021
                                                     ----------

         TOTAL                                    $   2,128,339
                                                     ==========


NOTE 6 - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

      DEVELOPER FEES

      In accordance with the Partnership Agreement, the Partnership agreed to pay the general partner a development fee of $648,000 for services rendered to the Partnership for overseeing the development and construction of the project. However, during 1995, $3,526, of this amount was waived by the general partner in accordance with the limitations imposed by the California Tax Credit Allocation Committee.

      Payment of the development fee is to be paid from future operational cash flows.

      The developer fee has been capitalized into the basis of the building.

                          NOTES TO FINANCIAL STATEMENTS




NOTE 7 - COMMITMENT

      The Partnership entered into a Regulatory Agreement with the Tax Credit Allocation Committee (TCAC), established under Section 50185 of the Health and Safety Code of the State of California. Under this Agreement, the Partnership shall maintain the project as a Qualified Low-income Housing Project for a period of 55 consecutive taxable years beginning with 1995, the first taxable year of the Credit Period. In exchange for this agreement, TCAC has authorized an allocation relating to the low-income housing credit under the provisions of Section 42 of the Internal Revenue Code.


NOTE 8 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

      The Partnership's sole asset is Colonial Village Roseville Apartments. The Partnership's operations are concentrated in the multifamily real estate market.