Form 10-Q
period 1999-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 1999-08-27
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

      o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-23908


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.


California                                                           33-0531301
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X .

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 1999


PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

       Balance Sheets,
                June 30, 1999 and March 31, 1999............................2

       Statements of Operations
                For the three months ended June 30, 1999 and 1998...........3

       Statement of Partners' Equity
                For the three months ended June 30, 1999....................4

       Statements of Cash Flows
                For the three months ended June 30, 1999 and 1998...........5

       Notes to Financial Statements........................................6

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................11

    Item 3. Quantitative and Qualitative Disclosures About Market Risks....13

PART II. OTHER INFORMATION

    Item 1. Legal Proceeding...............................................13

    Item 6. Exhibits and Reports on Form 8-K...............................13

    Signatures ............................................................14

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                                 June 30, 1999   March 31, 1999
                                                 -------------   --------------
                                                    (unaudited)
                                     ASSETS

Cash and cash equivalents                    $         518,217   $      509,695
Investment in limited
  partnerships - Note 2                              8,915,050        9,164,197
                                                     ---------        ---------
                                             $                   $
                                                     9,433,267        9,673,892
                                                     =========        =========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships -Note 3      $          16,836   $       16,836
Accrued fees and expenses due to
  general partner and affiliates - Note 4              604,815          552,257
                                                     ---------        ---------
                                                       621,651          569,093
                                                     ---------        ---------
Partners' equity (deficit):
 General partner                                       (82,015)         (79,083)
 Limited partners (30,000 units
  authorized, 18,000 units issued
  and outstanding)                                   8,893,631        9,183,882
                                                     ---------        ---------

Total partners' equity                               8,811,616        9,104,799
                                                     ---------        ---------

                                             $       9,433,267   $    9,673,892
                                                     =========        =========


                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                             STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 1999 and 1998
                                   (unaudited)

                                                    1999                   1998
                                                    ----                   ----

Interest income                       $            4,987     $            4,912
Miscellaneous income                                   -                  2,300
                                               ---------              ---------
                                                   4,987                  7,212
                                               ---------              ---------
Operating expenses:
Amortization                                      15,116                 15,116
Asset management fees - Note 4                    45,346                 46,541
Legal and accounting                               9,631                  5,250
Other                                             (1,619)                13,640
                                               ---------              ---------

Total operating expenses                          68,474                 80,547
                                               ---------              ---------

Loss from operations                             (63,487)               (73,335)
                                               ---------              ---------
Equity in loss of
  limited partnerships                          (229,696)              (245,463)
                                               ---------              ---------

Net loss                              $         (293,183)    $         (318,798)
                                               =========              =========
Net loss allocated to:
  General partner                     $           (2,932)    $           (3,188)
                                               =========              =========

  Limited partners                    $         (290,251)    $         (315,610)
                                               =========              =========
Net loss per limited partner units
  (18,000 issued and outstanding)     $              (16)    $              (18)
                                               =========              =========


                 See accompanying notes to financial statements
                                        3

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                    For the Three Months Ended June 30, 1999
                                   (unaudited)

                                              General         Limited
                                              Partner         Partners          Total
                                              -------         -------           -----

Equity (deficit), March 31, 1999        $    (79,083)   $   9,183,882   $   9,104,799

Net loss for the three months ended
  June 30, 1999                               (2,932)        (290,251)       (293,183)
                                            --------        ---------       ---------

Equity (deficit), June 30, 1999         $    (82,015)   $   8,893,631   $   8,811,616
                                            ========        =========       =========





                 See accompanying notes to financial statements
                                        4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                             STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 1999 and 1998
                                   (unaudited)


                                                                         1999                       1998
                                                                         ----                       ----
Cash flows from operating activities:
  Net loss                                                  $        (293,183)        $         (318,798)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Equity in loss of limited partnerships                        229,696                    244,863
        Amortization of acquisition costs and fees                     15,116                     15,116
        Asset management fee                                           45,346                     46,541
        Accrued fees and expense due to
          general partner and affiliates                                7,212                      2,727
                                                                  -----------                 ----------

           Net cash provided by operating activities                    4,187                     (9,551)
                                                                  -----------                 ----------
Cash flows from investing activities:
    Distributions from limited partnerships                             4,335                      3,088

Net increase/(decrease) in cash and cash equivalents                    8,522                     (6,463)
                                                                  -----------                 ----------

Cash and cash equivalents, beginning of period                        509,695                    563,949
                                                                  -----------                 ----------

Cash and cash equivalents, end of period                    $         518,217         $          557,486
                                                                  ===========                 ==========


                 See accompanying notes to financial statements
                                        5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1999.

In the opinion of the Partnership, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the three months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 4) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30, 1999 and 1998, the Partnership had cash equivalents of $0.

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

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

Following is a summary of the components of the Partnership's investment in limited partnerships as of:
                                  June 30, 1999               March 31, 1999
                                  -------------               --------------
 Investment balance,
   beginning of period             $  9,164,197                 $  9,415,032

 Equity in loss of limited
   partnership                         (229,696)                    (229,696)
 Distributions                           (4,335)                      (6,023)
 Amortization of capitalized
   acquisition costs
                                        (15,116)                     (15,116)
                                      ---------                    ---------
 Investment balance,
   end of period                   $  8,915,050                 $  9,164,197
                                      =========                    =========

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP (CONTINUED)

Selected operating information from the financial statements of the seventeen twelve limited partnerships with operations and three limited partnerships with operations for the period ended June 30 is presented below:

                                                1999                     1998
                                                ----                     ----

 Total revenue                  $            745,000        $         668,000
                                           ---------                ---------
 Interest expense                            237,000                  218,000
 Depreciation                                297,000                  339,000
 Operating expenses                          450,000                  414,000
                                           ---------                ---------
 Total expenses                              984,000                  971,000
                                           ---------                ---------

 Net loss                       $           (239,000)       $        (303,000)
                                           ========                 =========

 Net loss allocable to the
   Partnership                  $           (237,000)       $        (300,000)
                                            ========                =========

 Net loss recorded by the
   Partnership                  $           (229,696)       $        (245,463)
                                            ========                =========

NOTE 3 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships at June 30, 1999 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $45,346 and $46,541 were incurred during the three months ended June 30, 1999 and 1998, respectively. The Partnership paid the General Partner or its affiliates $0 of those fees during the three months ended June 30, 1999 and 1998.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS - CONTINUED

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

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the three months ended June 30, 1999 or 1998.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:

                                          June 30, 1999          March 31, 1999
                                          -------------          --------------

   Asset management fee payable              $  594,240              $  548,894
   Reimbursement for expenses paid
     by an affiliate                             10,575                   3,363
                                               --------                --------
                                             $  604,815              $  552,257
                                               ========                ========

NOTE 5 - INCOME TAXES

The Partnership will not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at June 30, 1999 consisted primarily of $518,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $8,915,000. Liabilities at June 30, 1999 primarily consisted of $594,000 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. The Partnership's net loss for the three months ended June 30, 1999 was $(293,000), reflecting a decrease of $26,000 from the net loss experienced for the three months ended June 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $16,000 to $(230,000) for the three months ended June 30, 1999 from $(246,000) for the three months ended June 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was a decrease in loss from operations of $10,000 for the three months ended June 30, 1999 to $(63,000), from $(73,000) for the three months ended June 30, 1998, due to a comparable increase in operating expense allocations.

Cash Flows

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. Net cash provided during the three months ended June 30, 1999 was $9,000 compared to a net decrease in cash for the three months ended June 30, 1998 of $(6,000). The change was due primarily to a decrease in operating costs of $10,000, an increase in distributions from limited partnerships of $1,000 and a decrease in fees paid to the general partner or affiliates of $4,000.

During the three months ended June 30, 1999 and the year ended March 31, 1999, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $45,000 and $47,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

1. A report on Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the change in fiscal year end to March 31.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC California Tax Credit Partners III General Partner

By:  WNC & Associates, Inc.         General Partner



By: /s/ John B. Lester, Jr.

John B. Lester, Jr., President
WNC & Associates, Inc.

Date: August 26, 1999



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: August 26, 1999