Form 10-K/A
period 1998-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 1999-08-31
CIK 892997

FORM 10-K/A
                                 AMENDMENT NO. 2

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

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants



To the Partners
WNC California Housing Tax Credits III, L.P.


We have audited the accompanying balance sheet of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 78% of the total assets of the Partnership at December 31, 1998. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




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

Date: August 23, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson, Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 23, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: August 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: August 23, 1999

By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: August 23, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: August 23, 1999