Form 10-Q
period 1999-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 1999-11-19
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 1999



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Balance Sheets
         September 30, 1999 and March 31, 1999...............................3

     Statements of Operations
         For the three and six  months ended September 30, 1999 and 1998.....4

     Statement of Partners' Equity
         For the six months ended September 30, 1999.........................5

     Statements of Cash Flows
         For the six months ended September 30, 1999 and 1998................6

     Notes to Financial Statements...........................................7

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................13

  Item 3. Quantitative and Qualitative Disclosures About Market Risks........14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings..................................................14

  Item 6. Exhibits and Reports on Form 8-K...................................14

  Signatures ................................................................15

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                         September 30, 1999         March 31, 1999
                                                         ------------------         --------------
                                                             (Unaudited)
                                     ASSETS

Cash and cash equivalents                           $               506,519   $            509,695
Investment in limited partnerships - Note 2                       8,675,580              9,164,197
                                                        -------------------       ----------------

                                                    $             9,182,099   $          9,673,892
                                                        ===================       ================


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payable to limited partnerships -Note 4            $                16,836   $             16,836
 Accrued fees and expenses due to
  general partner and affiliates - Note 3                           640,861                552,257
                                                        -------------------       ----------------

                                                                    657,697                569,093
                                                        -------------------       ----------------
Partners' equity (deficit):
 General partner                                                    (84,887)               (79,083)
 Limited partners (30,000 units
  authorized, 18,000 units issued
  and outstanding)                                                8,609,289              9,183,882
                                                        -------------------       ----------------

Total partners' equity                                            8,524,402              9,104,799
                                                        -------------------       ----------------

                                                    $             9,182,099   $          9,673,892
                                                        ===================       ================

                 See accompanying notes to financial statements
                                        3

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                     1999                                  1998
                                       --------------------------------    --------------------------------

                                            Three               Six               Three             Six
                                            Months              Months            Months            Months
                                            ------              ------            ------            ------

Interest income                      $       5,059      $       10,046     $       5,261     $      10,173
                                       -----------        ------------       -----------       -----------

Operating expenses:
Amortization                                15,116              30,232            15,116            30,232
Asset management fees - Note 3              45,346              90,692            46,542            93,083
Legal and accounting                           971              10,602                 -             5,250
Other                                        6,487               4,867             2,724            16,364
                                       -----------        ------------       -----------       -----------

Total operating expenses                    67,920             136,393            64,382           144,929
                                       -----------        ------------       -----------       -----------

Loss from operations                       (62,861)           (126,347)          (59,121)         (134,756)

Equity in loss from
 limited partnerships                     (224,354)           (454,050)         (244,400)         (489,863)
                                       -----------        ------------       -----------       -----------

Net loss                             $    (287,215)     $     (580,397)    $    (303,521)    $    (624,619)
                                       ===========        ============       ===========       ===========

Net loss allocated to:
 General partner                     $      (2,872)     $       (5,804)    $      (3,035)    $      (6,246)
                                       ===========        ============       ===========       ===========

 Limited partners                    $    (284,343)     $     (574,593)    $    (300,486)    $    (618,373)
                                       ===========        ============       ===========       ===========

Net loss per limited
 partner unit (18,000 units
 issued and outstanding)             $         (16)     $          (32)    $         (17)    $         (83)
                                       ===========        ============       ===========       ===========


                 See accompanying notes to financial statements
                                        4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Six Months Ended September 30, 1999
                                   (Unaudited)



                                                              General                Limited
                                                              Partner               Partners                 Total
                                                              -------               --------                 -----

Partners' equity (deficit), March 31, 1999         $          (79,083)     $       9,183,882      $      9,104,799

Net loss for the six months ended
  September 30, 1999                                           (5,804)              (574,593)             (580,397)
                                                       --------------          -------------         -------------

Partners' equity (deficit), September 30, 1999     $          (84,887)     $       8,609,289      $      8,524,402
                                                       ==============          =============         =============






                 See accompanying notes to financial statements
                                        5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                          1999             1998
                                                          ----             ----
Cash flows from operating activities:
 Net loss                                       $     (580,397)   $    (624,619)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Equity in loss from limited partnerships          454,050          489,863
     Amortization                                       30,232           30,232
     Asset management fees                              90,692           93,083
     Accrued fees and expenses due to
      general partner and affiliates                    (2,088)            (509)
                                                  ------------      -----------

Net cash used in operating activities                   (7,511)         (11,950)
                                                  ------------      -----------

Cash flows from investing activities:
 Distributions from limited partnerships                 4,335            3,838
                                                  ------------      -----------

Net cash provided in investing activities                4,335            3,838
                                                  ------------      -----------

Net decrease in cash and cash equivalents               (3,176)          (8,112)
                                                  ------------      -----------

Cash and cash equivalents, beginning of period         509,695          563,949
                                                  ------------      -----------

Cash and cash equivalents, end of period        $      506,519    $     555,837
                                                  ============      ===========



                 See accompanying notes to financial statements
                                        6

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (Unaudited)

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

In the opinion of the Partnership, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and changes in cash flows for the six months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                               September 30, 1999
                                   (unaudited)

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

                               September 30, 1999
                                   (unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP, CONTINUED

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the six months ended September 30, 1999 and the three months ended March 31, 1999:

                                                        September 30, 1999           March 31, 1999
                                                        ------------------           --------------

   Investment balance, beginning of period          $            9,164,197     $          9,415,032
   Equity in loss from limited partnership                        (454,050)                (229,696)
   Distributions from limited partnership                           (4,335)                  (6,023)
   Amortization of capitalized acquisition costs                   (30,232)                 (15,116)
                                                        ------------------           --------------

   Investment balance, end of period                $            8,675,580     $          9,164,197
                                                        ==================           ==============

Selected operating information from the financial statements of the seventeen twelve limited partnerships with operations and three limited partnerships with operations for the period ended September 30 is presented below:

                                                                      1999                     1998
                                                                      ----                     ----

   Total revenue                                    $            1,490,000     $          1,449,000
                                                      --------------------       ------------------

   Interest expense                                                474,000                  507,000
   Depreciation                                                    594,000                  597,000
   Operating expenses                                              900,000                  859,000
                                                      --------------------       ------------------

   Total expenses                                                1,968,000                1,963,000
                                                      --------------------       ------------------

   Net loss                                         $             (478,000)    $           (514,000)
                                                      ====================       ==================

   Net loss allocable to the Partnership            $             (473,200)    $           (508,900)
                                                      ====================       ==================

   Net loss recorded by the Partnership             $             (454,050)    $           (489,863)
                                                      ====================       ==================

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $90,692 and

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED

     $93,083 were incurred during the six months ended September 30, 1999 and 1998, respectively. The Partnership paid the General Partner or its affiliates $0 of those fees during the six months ended September 30, 1999 and 1998.

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

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the six months ended September 30, 1999 or 1998.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:

                                    September 30, 1999           March 31, 1999
                                    ------------------           --------------

Asset management fee payable     $             639,586        $         548,894
Reimbursement for expenses
 paid by an affiliate                            1,275                    3,363
                                    ------------------           --------------

                                 $             640,861        $         552,257
                                    ==================           ==============

NOTE 4 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships at September 30, 1999 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 5 - INCOME TAXES

No provisions for income taxes has been recorded in the financial statements or any liabilities for income taxes, an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at September 30, 1999 consisted primarily of $507,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $8,676,000. Liabilities at September 30, 1999 primarily consisted of $640,000 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998. The Partnership's net loss for the three months ended September 30, 1999 was $(287,000), reflecting a decrease of $16,000 from the net loss experienced for the three months ended September 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $20,000 to $(224,000) for the three months ended September 30, 1999 from $(244,000) for the three months ended September 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was a increase in loss from operations of $4,000 for the three months ended September 30, 1999 to $(63,000), from $(59,000) for the three months ended September 30, 1998, due to a comparable increase in operating expense allocations.

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. The Partnership's net loss for the six months ended September 30, 1999 was $(580,000), reflecting a decrease of $45,000 from the net loss experienced for the six months ended September 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $36,000 to $(454,000) for the six months ended September 30, 1999 from $(490,000) for the tsix months ended September 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was a decrease in loss from operations of $9,000 for the six months ended September 30, 1999 to $(126,000), from $(135,000) for the six months ended September 30, 1998, due to a comparable increase in operating expense allocations.

Cash Flows

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. Net cash used in during the six months ended September 30, 1999 was $(3,000) compared to a net decrease in cash for the six months ended September 30, 1998 of $(8,000). The change was due primarily to a decrease in operating costs of $4,000 offset by an increase in distributions from limited partnerships of $1,000.

During the six months ended September 30, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $91,000 and $93,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before December 15, 1999.

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

         NONE

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

Date: November 17, 1999



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: November 17, 1999