Form 10-Q
period 1999-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2000-02-14
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 1999


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
      December 31, 1999 and March 31, 1999................................3

    Statements of Operations
      For the three and nine months ended December 31, 1999 and 1998......4

    Statement of Partners' Equity(Deficit)
      For the nine months ended December 31, 1999.........................5

    Statements of Cash Flows
      For the nine months ended December 31, 1999 and 1998................6

    Notes to Financial Statements.........................................7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................13

  Item 3. Quantitative and Qualitative Disclosures About Market Risks.....14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...............................................14

  Item 6. Exhibits and Reports on Form 8-K................................14

  Signatures..............................................................15

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                      December 31, 1999                  March 31, 1999
                                                      -----------------                  --------------
                                                         (Unaudited)
                                     ASSETS

Cash and cash equivalents                       $               495,237            $            509,695
Investment in limited partnerships - Note 2                   8,436,689                       9,164,197
                                                    -------------------                ----------------

                                                $             8,931,926            $          9,673,892
                                                    ===================                ================


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payable to limited partnerships -Note 4        $                     -            $             16,836
 Accrued fees and expenses due to
  general partner and affiliates - Note 3                       689,017                         552,257
                                                    -------------------                ----------------

                                                                689,017                         569,093
                                                    -------------------                ----------------
Partners' equity (deficit):
 General partner                                                (87,702)                        (79,083)
 Limited partners (30,000 units
  authorized, 18,000 units issued
  and outstanding)                                            8,330,611                       9,183,882
                                                    -------------------                ----------------

Total partners' equity                                        8,242,909                       9,104,799
                                                    -------------------                ----------------

                                                $             8,931,926            $          9,673,892
                                                    ===================                ================

                 See accompanying notes to financial statements
                                        3

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 30, 1999 and 1998
                                   (Unaudited)

                                                     1999                                  1998
                                       ----------------------------------    ---------------------------------

                                            Three               Nine              Three             Nine
                                            Months              Months            Months            Months
                                            ------              ------            ------            ------

Interest income                      $       4,954      $       15,000     $       6,515     $      16,688
                                       -----------        ------------       -----------       -----------

Operating expenses:
Amortization                                15,116              45,348            15,116            45,348
Asset management fees - Note 3              44,151             134,843            46,542           139,625
Legal and accounting                         3,971              14,573                 -             5,250
Other                                           34               4,901             5,689            22,053
                                       -----------        ------------       -----------       -----------

Total operating expenses                    63,272             199,665            67,347           212,276
                                       -----------        ------------       -----------       -----------

Loss from operations                       (58,318)           (184,665)          (60,832)         (195,588)

Equity in losses from
 limited partnerships                     (223,175)           (677,225)         (184,387)         (674,250)
                                       -----------        ------------       -----------       -----------

Net loss                             $    (281,493)    $      (861,890)    $    (245,219)    $    (869,838)
                                       ===========        ============       ===========       ===========

Net loss allocated to:
 General partner                     $      (2,815)    $        (8,619)    $      (2,452)    $      (8,698)
                                       ===========        ============       ===========       ===========

 Limited partners                    $    (278,678)    $      (853,271)    $    (242,767)    $    (861,140)
                                       ===========        ============       ===========       ===========

Net loss per limited
 partner unit (18,000 units
 issued and outstanding)             $         (15)    $           (47)    $         (13)    $         (48)
                                       ===========        ============       ===========       ===========



                 See accompanying notes to financial statements
                                        4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY(DEFICIT)

                   For the Nine Months Ended December 31, 1999
                                   (Unaudited)



                                                              General              Limited
                                                              Partner              Partners                 Total
                                                              -------              --------                 -----

Partners' equity (deficit), March 31, 1999         $          (79,083)     $      9,183,882      $      9,104,799

Net loss for the six months ended
  December 31, 1999                                            (8,619)             (853,271)             (861,890)
                                                     ----------------        --------------        --------------

Partners' equity (deficit), December 31, 1999      $          (87,702)     $      8,330,611      $      8,242,909
                                                     ================        ==============        ==============





                 See accompanying notes to financial statements
                                        5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)


                                                                     1999                       1998
                                                                     ----                       ----
Cash flows from operating activities:
 Net loss                                               $        (861,890)        $         (869,838)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Equity in loss from limited partnerships                      677,225                    674,250
    Amortization                                                   45,348                     45,348
    Asset management fees                                         134,843                    139,625
    Accrued fees and expenses due to
     general partner and affiliates                                 1,917                      5,180
                                                          ---------------           ----------------

Net cash used in operating activities                              (2,557)                    (5,435)
                                                          ---------------           ----------------

Cash flows from investing activities:
 Distributions from limited partnerships                            4,935                      3,237

 Payables to limited partnerships                                 (16,836)                         -
                                                          ---------------           ----------------

Net cash provided by ( used in) investing activities              (11,901)                     3,237
                                                          ---------------           ----------------

Net decrease in cash and cash equivalents                         (14,458)                    (2,198)
                                                          ---------------           ----------------

Cash and cash equivalents, beginning of period                    509,695                    563,949
                                                          ---------------           ----------------

Cash and cash equivalents, end of period                $         495,237         $          561,751
                                                          ===============           ================



                 See accompanying notes to financial statements
                                        6

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999
                                   (Unaudited)

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

In the opinion of the Partnership, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999 and the results of operations and changes in cash flows for the six months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                                December 31, 1999
                                   (unaudited)

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

                                December 31, 1999
                                   (unaudited)


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

                                December 31, 1999
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP, CONTINUED

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the nine months ended December 31, 1999 and the three months ended March 31, 1999:

                                                         December 31, 1999           March 31, 1999
                                                         -----------------           --------------

   Investment balance, beginning of period          $            9,164,197     $          9,415,032
   Equity in loss from limited partnership                        (677,225)                (229,696)
   Distributions from limited partnership                           (4,935)                  (6,023)
   Amortization of capitalized acquisition costs                   (45,348)                 (15,116)
                                                      --------------------       ------------------

   Investment balance, end of period                $            8,436,689     $          9,164,197
                                                      ====================       ==================

Selected operating information from the financial statements of the eighteen limited partnerships with operations and three limited partnerships with operations for the period ended December 31 is presented below:

                                                                      1999                     1998
                                                                      ----                     ----

   Total revenue                                    $            2,234,000     $          2,176,000
                                                      --------------------       ------------------

   Interest expense                                                711,000                  617,000
   Depreciation                                                    890,000                  890,000
   Operating expenses                                            1,350,000                1,370,000
                                                      --------------------       ------------------

   Total expenses                                                2,951,000                2,877,000
                                                      --------------------       ------------------

   Net loss                                         $             (717,000)    $           (701,000)
                                                      ====================       ==================

   Net loss allocable to the Partnership            $             (710,000)    $           (694,000)
                                                      ====================       ==================

   Net loss recorded by the Partnership             $             (677,225)    $           (674,250)
                                                      ====================       ==================


NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED

     Complexes owned by such Local Limited Partnerships. Fees of $134,843 and $139,625 were incurred during the nine months ended December 31, 1999 and 1998, respectively. The Partnership paid the General Partner or its affiliates $0 of those fees during the nine months ended December 30, 1999 and 1998.

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

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $24,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the nine months ended December 31, 1999 or 1998.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:

                                        December 31, 1999        March 31, 1999
                                        -----------------        --------------

Asset management fee payable         $            683,737    $          548,894
Reimbursement for expenses
 paid by an affiliate                               5,280                 3,363
                                        -----------------       ---------------

                                     $            689,017    $          552,257
                                        =================       ===============

NOTE 4 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships at December 31, 1999 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 5 - INCOME TAXES

No provisions for income taxes has been recorded in the financial statements or any liabilities for income taxes, an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at December 31, 1999 consisted primarily of $495,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $8,437,000. Liabilities at December 31, 1999 primarily consisted of $689,000 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998. The Partnership's net loss for the three months ended December 31, 1999 was $(281,000), reflecting an increase of $36,000 from the net loss experienced for the three months ended December 31, 1998. The increase in net loss is primarily due to equity in losses from limited partnerships which increase by $39,000 to $(223,000) for the three months ended December 31, 1999 from $(184,000) for the three months ended December 31, 1998. The Partnership did not recognize certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the increase in equity in losses from limited partnerships there was a decrease in loss from operations of $3,000 for the three months ended December 31, 1999 to $(58,000), from $(61,000) for the three months ended December 31, 1998, due to a comparable decrease in operating expense allocations.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. The Partnership's net loss for the nine months ended December 31, 1999 was $(862,000), reflecting a decrease of $8,000 from the net loss experienced for the nine months ended December 31, 1998. The decrease in net loss is primarily due to operating costs which decrease by $12,000 to $200,000 for the nine months ended December 31, 1999 from $(212,000) for the nine months ended December 31, 1998. The Partnership did not recognize certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Offsetting the decrease in operating costs were an increase in equity in losses from limited partnerships of $3,000 for the nine months ended December 31, 1999 to $(677,000), from $(674,000) for the nine months ended December 31, 1998, and a decrease in interest income.

Cash Flows

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. Net cash used in during the nine months ended December 31, 1999 was $(14,000) compared to a net decrease in cash for the nine months ended December 31, 1998 of $(2,000). The change was due primarily to a decrease in payables to limited partnerships of $17,000 offset by an increase in distributions from limited partnerships of $2,000 and a decrease in operating cost of $3,000.

During the nine months ended December 31, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $135,000 and $140,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC California Tax Credit Partners III General Partner

By:  WNC & Associates, Inc.         General Partner



By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr., President
WNC & Associates, Inc.

Date: February 14, 2000



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: February 14, 2000