Form 10-K
period 2000-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2000-06-29
CIK 892997

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

      o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the "General Partner" or "TCP III"). The general partner of TCP III is WNC & Associates, Inc. ("Associates"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 2.1% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as TCP III and the Partnership have no employees of their own.

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

As of March 31, 2000, the Partnership had invested in eighteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eighteen Housing Complexes as of the dates and for the periods indicated:

                                                    ------------------------------  ------------------------------------------------
                                                         As of March 31, 2000                    As of December 31, 1999
                                                    ------------------------------  ------------------------------------------------

                                                       Partnership's                                      Estimated    Encumbrances
                                                     Total Investment  Amount of                          Low Income   of Local
                                 General Partner     in Local Limited  Investment    Number of  Occu-     Housing      Limited
Partnership Name  Location       Name                  Partnerships    Paid to Date  Units      pancy     Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden     Delhi,         Anthony Donovan       $  391,000    $   391,000       34       100%    $    807,000   $  1,390,000
Apartment         California
Associates

Almond View       Stockton,      Daniel C. Logue and
Apartments,       California     Cyrus Youssefi         1,639,000      1,639,000       72        97%       3,523,000      1,767,000
Ltd.

Buccaneer         Fernandia      Clifford E. Olsen        365,000        365,000       48        98%         768,000      1,477,000
Associates,       Beach, Florida
Limited

Candleridge       Perry, Iowa    Eric A. Sheldahl         126,000        126,000       24       100%         245,000        701,000
Apartments of
Perry L.P. II

Colonial Village  Roseville,     S.P. Thomas Company of
Roseville         Calfornia      Northern California
                                 Inc. and Project Go,
                                 Inc.                   2,811,000      2,811,000       56        98%       5,872,000      2,101,000

Dallas County     Orrville,      Thomas H. Cooksey and
Housing, Ltd.     Alabama        Apartment Developers,
                                 Inc.                     130,000        130,000       19       100%         287,000        615,000

La Paloma del     Deming,        W.E.Medlock, Jr. and
Sol Limited       New Mexico     Western States Housing
Partnership                      Corp.                    254,000        254,000       38        92%         625,000      1,434,000

Memory Lane       Yankton,       Skogen - Peterson, Inc   151,000        151,000       18        89%         295,000        685,000
Limited           South Dakota
Partnership

Nueva Sierra      Richgrove,     Self-Help Enterprises,
Vista             California     Inc. and Nueva Sierra
Associates                       Vista Corporation      1,688,000      1,688,000       35        97%       3,516,000      1,633,000

                                       5

                                                    ------------------------------  ------------------------------------------------
                                                         As of March 31, 2000                    As of December 31, 1999
                                                    ------------------------------  ------------------------------------------------

                                                       Partnership's                                       Estimated    Encumbrances
                                                     Total Investment  Amount of                           Low Income   of Local
                                 General Partner     in Local Limited  Investment    Number of  Occu-      Housing      Limited
Partnership Name  Location       Name                Partnerships      Paid to Date  Units      pancy      Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Old Fort Limited  Hidalgo,       W.E.Medlock, Jr. and
Partnership       Texas          Western States Housing
                                 Corp.                       249,000     249,000       40        95%         547,000      1,279,000

Orosi Apartments, Orosi,         Douglas W. Young            461,000     461,000       42        93%         902,000      1,955,000
Ltd.              California

Parlier Garden    Parlier,       David J. Micheal and
Apts.             California     Professional Apartment
                                 Management, Inc.            453,000     453,000       41       100%         917,000      1,710,000

Rosewood          Superior,      Duffy Development
Apartments        Wisconsin      Company, Inc.               185,000     185,000       20        90%         375,000        507,000
Partnership
Limited

Sun Manor, L.P.   Itta Bena,     Glenn D. Miller             230,000     230,000       36       100%         464,000      1,058,000
                  Mississippi

Tahoe Pines       South Lake     David J. Michael, Bucky
Apartments        Tahoe,         Fong, Dean Pearson, Coy
                  California     Elvis and Dr. Patricia
                                 Hatton                    1,633,000   1,633,000       28       100%       3,171,000      1,692,000

Venus             Venus,         W. Joseph Chamy             161,000     161,000       24       100%         318,000        726,000
Retirement        Texas
Village,
Ltd.

Walnut -          Orange,        Orange Housing
Pixley, L.P.      California     Development Corp.         1,078,000   1,078,000       22       100%       2,309,000      1,727,000

Winters           Winters,       John P. Casper              531,000     531,000       38       100%       1,072,000      1,836,000
Investment        California                              ----------  ----------     ----      -----      ----------     ----------
Group
                                                         $12,536,000 $12,536,000      635        97%     $26,013,000    $24,293,000
                                                          ==========  ==========     ====      =====      ==========     ==========

                                       6

                                      ------------------------------------------
                                          For the year ended December 31, 1999
                                      ------------------------------------------
                                                                   Low Income
                                                                 Housing Credits
                                           Rental         Net     Allocated to
Partnership Name                           Income         Loss    Partnership
--------------------------------------------------------------------------------
Almond Garden Apartment Associates     $   158,000   $   (52,000)       99%

Almond View Apartments, Ltd.               183,000      (230,000)       99%

Buccaneer Associates, Limited              197,000       (43,000)       99%

Candleridge Apartments of Perry L.P. II    140,000       (12,000)       99%

Colonial Village Roseville                 402,000       (30,000)       99%

Dallas County Housing, Ltd.                 61,000       (19,000)       99%

La Paloma del Sol Limited Partnership      137,000       (22,000)       99%

Memory Lane Limited Partnership             64,000       (36,000)       99%

Nueva Sierra Vista Associates              146,000      (139,000)       99%

Old Fort Limited Partnership               163,000        (17,000)       99%

Orosi Apartments, Ltd.                     183,000       (19,000)       99%

Parlier Garden Apts.                       190,000       (48,000)       95%

Rosewood Apartments Limited Partnership     73,000        (10,000)       99%

Sun Manor, L.P.                            139,000       (27,000)       99%

Tahoe Pines Apartments                     178,000      (122,000)       99%

Venus Retirement Village, Ltd.              83,000       (22,000)       99%

Walnut - Pixley, L.P.                      141,000       (45,000)       99%

Winters Investment Group                   188,000       (46,000)       99%
                                         ---------      --------
                                      $  2,826,000    $ (939,000)
                                         =========      ========

                                       7

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

(b)  At March 31, 2000, there were 962 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2000.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                            March 31                              December 31
                                     -----------------------   --------------------------------------------------
                                        2000         1999         1998         1997         1996         1995
                                     -----------  -----------  -----------   ----------   ----------   ----------
ASSETS
Cash and cash equivalents          $    480,598 $    509,695 $    561,751 $  1,451,071 $  1,498,036 $  1,916,200

Investments in limited
 partnerships, net                    8,224,971    9,164,197    9,415,032   10,400,720   11,447,928   13,032,752
Other assets                                  -            -            -        2,242        5,419            -
                                     -----------  -----------  -----------   ----------   ----------   ----------

                                   $  8,705,569 $  9,673,892 $  9,976,783 $ 11,854,033 $ 12,951,383 $ 14,948,952
                                     ===========  ===========  ===========   ==========   ==========   ==========

LIABILITIES
Payables to limited partnerships   $          - $     16,836 $     16,836 $     16,836 $     16,836 $    651,094

Due to General Partner and
 affiliates                             718,279      552,257      561,391      370,223      233,380      240,188
Due to limited partners                       -            -            -      900,000            -            -

PARTNERS' EQUITY                      7,987,290    9,104,799    9,398,556   10,566,974   12,701,167   14,057,670
                                     -----------  -----------  -----------   ----------   ----------   ----------

                                   $  8,705,569 $  9,673,892 $  9,976,783 $ 11,854,033 $ 12,951,383 $ 14,948,952
                                     ===========  ===========  ===========   ==========   ==========   ==========

Selected results of operations, cash flows and other information for the Partnership are as follows:

                          For the
                           Year                  For the
                           Ended            Three Months Ended                        For the Years Ended
                          March 31              March 31                                 December 31
                          ----------    -------------------------   ------------------------------------------------------
                            2000           1999          1998          1998          1997          1996          1995
                          ----------    -----------    ----------   -----------   -----------    ----------    ----------
                                                       Unaudited
Loss from operations   $   (244,656)  $    (64,061)  $   (54,043) $   (249,631)  $  (205,576)  $   (197,723)  $  (105,423)

Equity in
 losses of
 limited partnerships      (872,853)      (229,696)     (244,537)     (918,787)   (1,028,617)    (1,132,216)   (1,155,114)
                          ----------    -----------    ----------   -----------   -----------    -----------   -----------

Net loss               $ (1,117,509)  $   (293,757)  $  (298,580) $ (1,168,418)  $(1,234,193)  $ (1,329,939)  $(1,260,537)
                          ==========    ===========    ==========   ===========   ===========    ===========   ===========
Net loss
 allocated to:
 General partner       $    (11,175)  $     (2,938)  $    (2,986) $    (11,684)  $   (12,342)  $    (13,300)  $   (12,605)
                          ==========    ===========    ==========   ===========   ===========    ===========   ===========

 Limited partners      $ (1,106,334)  $   (290,819)  $  (295,594) $ (1,156,734)  $(1,221,851)  $ (1,316,639)  $(1,247,932)
                          ==========    ===========    ==========   ===========   ===========    ===========   ===========
Net loss per limited
 partnership unit      $     (61.46)  $     (16.16)  $    (16.42) $     (64.26)  $    (67.88)  $     (73.15)  $    (69.33)
                          ==========    ===========    ==========   ===========   ===========    ===========   ===========
Outstanding weighted
 limited partner
 units                       18,000         18,000        18,000        18,000        18,000         18,000        18,000
                          ==========    ===========    ==========   ===========   ===========    ===========   ===========

                          For the
                           Year                  For the
                           Ended            Three Months Ended                        For the Years Ended
                          March 31              March 31                                 December 31
                          -----------   -------------------------   -----------------------------------------------------
                            2000           1999          1998          1998          1997          1996          1995
                          ----------    -----------    ----------   -----------   -----------    ----------    ----------
                                                       Unaudited
Net cash provided by
 (used in):
 Operating activities  $    (18,170)  $    (58,079)  $     9,678  $      4,243   $    (6,960)  $   (143,337)    $ 437,400
 Investing activities       (10,927)         6,023         3,200         6,437       (40,005)      (248,263)   (1,535,687)
 Financing activities             -              -      (900,000)     (900,000)            -        (26,564)      215,000
                          ----------    -----------    ----------   -----------   -----------    -----------   ----------
Net change in cash
 and cash equivalents       (29,097)       (52,056)     (887,122)     (889,320)      (46,965)      (418,164)     (883,287)

Cash and cash
 equivalents,
 beginning of period        509,695        561,751     1,451,071     1,451,071     1,498,036      1,916,200     2,799,487
                          ----------    -----------    ----------   -----------   -----------    -----------   ----------
Cash and cash
 equivalents, end of
 period                $    480,598   $    509,695   $   563,949  $    561,751   $ 1,451,071   $  1,498,036     1,916,200
                          ==========    ===========    ==========   ===========   ===========    ===========   ==========

Low Income  Housing  Credit per Unit was as follows for the years ended December
31:

                             1999            1998             1997            1996             1995
                         -------------   --------------   -------------   -------------    -------------
 Federal               $          113  $           113  $          113  $          113   $           95
 State                              -               17              66              85               48
                         -------------   --------------   -------------   -------------    -------------
 Total                 $          113  $           130  $          179  $          198   $          143
                         =============   ==============   =============   =============    =============

                                       9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at March 31, 2000 consisted of $480,598 in cash and aggregate investments in the eighteen Local Limited Partnerships of $8,224,971. Liabilities at March 31, 2000 primarily consisted of $717,779 of accrued annual management fees due to the General Partner.

Results of Operations

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. The Partnership's net loss for the year ended March 31, 2000 was $(1,118,000), reflecting a decrease of $50,000 from the net loss experienced for the year ended December 31, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $46,000 to $(873,000) for the year ended March 31, 2000 from $(919,000) for the year ended December 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

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

Cash Flows

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. Net cash used during the year ended March 31, 2000 was $(29,000), compared to net cash used for the year ended December 31, 1998 of $(889,000). The change was due primarily to a return of capital to the limited partners of $50 per unit or $900,000 during the year ended December 31, 1998, partially offset by an increase in cash used for investing activities of $17,000, a decrease in interest income received of $7,000 and an increase in cash paid to the General Partner for annual management fees of $13,000.

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

During the year ended March 31, 2000 and the three months ended March 31, 1999, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $166,000 and decreased by $9,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. The non-IT systems of WNC are year 2000 compliant.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. To date, WNC has not encountered significant year 2000 issues or business disruptions from its service providers.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $25,000.

Risk of Year 2000 Issues

Although WNC has encountered no significant year 2000 issues to date, the most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above would be the disruption of normal business operations for WNC. This disruption could, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

To date, WNC and the Partnership have encountered no significant year 2000 issues with respect to the Local Limited Partnerships.

Costs to Address Year 2000 Issues

There has been and will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. Although no significant year 2000 issues have been encountered to date, the cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

Although no significant year 2000 issues have been encountered to date, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants



To the Partners
WNC California Housing Tax Credits III, L.P.


We have audited the accompanying balance sheets of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2000 and 1999, and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 77%, 78% and 78% of the total assets of the Partnership at March 31, 2000 and 1999 and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) as of March 31, 2000 and 1999, and December 31, 1998, and the results of its operations and its cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.



                                        /s/  BDO SEIDMAN, LLP
                                        BDO SEIDMAN, LLP

Orange County, California
May 5, 2000

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits III, L.P.


We have audited the accompanying statements of operations, partners' equity (deficit) and cash flows of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the "Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits III, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 88% of the total assets of WNC California Housing Tax Credits III, L.P. at December 31, 1997. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



                                       /s/ CORBIN & WERTZ
                                       CORBIN & WERTZ
Irvine, California
April 6, 1998

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                             March 31                December 31
                                                                  -------------------------------   ---------------

                                                                      2000             1999              1998
                                                                  --------------   --------------   ---------------
ASSETS
Cash and cash equivalents                                     $       480,598  $       509,695  $        561,751
Investments in limited partnerships, net
 (Note 2)                                                           8,224,971        9,164,197         9,415,032
                                                                --------------   --------------   ---------------

                                                              $     8,705,569  $     9,673,892  $      9,976,783
                                                                ==============   ==============   ===============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 4)                    $             -  $        16,836  $         16,836
 Accrued fees and expenses due to General Partner and
  affiliates (Note 3)                                                 718,279          552,257           561,391
                                                                --------------   --------------   ---------------

         Total liabilities                                            718,279          569,093           578,227
                                                                --------------   --------------   ---------------

Commitments and contingencies

Partners' equity (deficit):
 General partner                                                      (90,258)         (79,083)          (76,145)
 Limited partners (30,000 units authorized; 18,000 units
  issued and outstanding)                                           8,077,548        9,183,882         9,474,701
                                                                --------------   --------------   ---------------

         Total partners' equity                                     7,987,290        9,104,799         9,398,556
                                                                --------------   --------------   ---------------

                                                              $     8,705,569  $     9,673,892  $      9,976,783
                                                                ==============   ==============   ===============

                 See accompanying notes to financial statements
                                       15

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                           For the
                                                                           Three
                                                         For the           Months
                                                         Year Ended        Ended          For the Years Ended
                                                         March 31          March 31            December 31
                                                        -------------   ------------    ----------------------------
                                                            2000           1999            1998            1997
                                                        -------------   ------------    ------------   -------------
Interest income                                     $       19,937 $        5,154   $      26,577  $       57,279

Operating expenses:
 Amortization (Note 2)                                      60,464         15,116          60,464          58,596
 Asset management fees (Note 3)                            181,385         46,542         186,167         186,166
 Other                                                      22,744          7,557          29,577          18,093
                                                        -----------     ----------      ----------     -----------

    Total operating expenses                               264,593         69,215         276,208         262,855
                                                        -----------     ----------      ----------     -----------

Loss from operations                                      (244,656)       (64,061)       (249,631)       (205,576)

Equity in losses of limited
 partnerships (Note 2)                                    (872,853)      (229,696)       (918,787)     (1,028,617)
                                                        -----------     ----------      ----------     -----------

Net loss                                            $   (1,117,509) $    (293,757)  $  (1,168,418) $   (1,234,193)
                                                        ===========     ==========      ==========     ===========
Net loss allocated to:
 General partner                                    $      (11,175) $      (2,938)  $     (11,684) $      (12,342)
                                                        ===========     ==========      ==========     ===========

 Limited partners                                   $   (1,106,334) $    (290,819)  $  (1,156,734) $   (1,221,851)
                                                        ===========     ==========      ==========     ===========

Net loss per limited partner unit                   $       (61.46) $      (16.16)  $      (64.26) $       (67.88)
                                                        ===========     ==========      ==========     ===========

Outstanding weighted limited partner units                  18,000         18,000          18,000          18,000
                                                        ===========     ==========      ==========     ===========


                 See accompanying notes to financial statements
                                       16

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

                                                               General            Limited
                                                               Partner            Partners             Total
                                                            --------------     ---------------     ---------------

Partners' equity (deficit) at January 1, 1997                     (52,119)        12,753,286          12,701,167

Return of capital                                                       -           (900,000)           (900,000)

Net loss                                                          (12,342)        (1,221,851)         (1,234,193)
                                                            --------------     --------------      --------------

Partners' equity (deficit) at December 31, 1997                   (64,461)        10,631,435          10,566,974

Net loss                                                          (11,684)        (1,156,734)         (1,168,418)
                                                            --------------     --------------      --------------

Partners' equity (deficit) at December 31, 1998                   (76,145)         9,474,701           9,398,556

Net loss                                                           (2,938)          (290,819)           (293,757)
                                                            --------------     --------------      --------------

Partners' equity (deficit) at March 31, 1999                      (79,083)         9,183,882           9,104,799

Net loss                                                          (11,175)        (1,106,334)         (1,117,509)
                                                            --------------     --------------      --------------

Partners' equity (deficit) at March 31, 2000              $       (90,258)  $      8,077,548    $      7,987,290
                                                            ==============     ==============      ==============


                 See accompanying notes to financial statements
                                       17

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                      For the
                                                                      Three
                                                      For the         Months
                                                      Year Ended      Ended              For the Years Ended
                                                      March 31        March 31               December 31
                                                    -------------   ------------   -----------------------------
                                                        2000           1999            1998           1997
                                                    -------------   ------------    ------------   ------------
Cash flows from operating activities:
Net loss                                        $   (1,117,509) $    (293,757)  $  (1,168,418)  $  (1,234,193)
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
   Amortization                                          60,464         15,116          60,464          58,596
   Equity in loss of limited
     partnerships                                       872,853        229,696         918,787       1,028,617
   Change in other assets                                     -              -           2,242           3,177
   Change in accrued fees and
    expenses due to General
    Partner and affiliates                              166,022         (9,134)        191,168         136,843
                                                    ------------   ------------    ------------    ------------
Net cash provided by (used in)
 operating activities                                   (18,170)       (58,079)          4,243          (6,960)
                                                    ------------   ------------    ------------    ------------
Cash flows from investing activities:
 Investments in limited partnerships,                   (16,836)             -               -               -
  net
 Capitalized acquisition costs and fees                       -              -               -         (55,994)
 Distributions from limited
  partnerships                                            5,909          6,023           6,437          15,989
                                                    ------------   ------------    ------------    ------------

Net cash provided by (used in)
 investing activities                                   (10,927)         6,023           6,437         (40,005)
                                                    ------------   ------------    ------------    ------------
Cash flows from financing activities
 Return of capital                                            -              -        (900,000)              -
                                                     ------------   ------------    ------------    ------------

Net cash used in financing activities                         -              -        (900,000)              -
                                                    ------------   ------------    ------------    ------------

Net decrease in cash and cash                           (29,097)       (52,056)       (889,320)        (46,965)
 equivalents

Cash and cash equivalents, beginning
 of year                                                509,695        561,751       1,451,071       1,498,036
                                                    ------------   ------------    ------------    ------------
Cash and cash equivalents, end of
 year                                            $      480,598  $     509,695   $     561,751   $   1,451,071
                                                    ============   ============    ============    ============


                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      For the
                                                                      Three
                                                      For the         Months
                                                      Year Ended      Ended              For the Years Ended
                                                      March 31        March 31               December 31
                                                    -------------   ------------   -----------------------------
                                                        1999           1999            1998           1997
                                                    -------------   ------------    ------------   ------------


SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW
  INFORMATION:

   Taxes paid                                     $          800  $           -   $         800  $         800
                                                    =============   ============    ============   ============





                 See accompanying notes to financial statements
                                       19

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

The general partner is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("WNC") is the general partner of WNC Tax Credit Partners III, L.P. Wilfred N. Cooper Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC.

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

Change in Reporting Year End

In 1999, the Partnership elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 2.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

Losses from limited partnerships for the years ended December 31, 1998 and 1997 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from Local Limited Partnerships for the year ended March 31, 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

 Cash and Cash Equivalents

 The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents at the end of all periods presented.

 Concentration of Credit Risk

 At March 31, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

 Net Loss Per Limited Partner Unit

 Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

 The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2000 and 1999 are approximately $1,340,000 and $1,351,000 greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements (see Note 4). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

 At March 31, 2000, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the year ended March 31, 2000 and the three month period ended March 31, 1999 amounting to approximately $51,893 and $7,306, respectively, have not been recognized. The Partnership's share of losses during the years ended December 31, 1998 and 1997 amounting to approximately $29,226 and $15,327, respectively, have not been recognized. As of March 31, 2000, the aggregate share of net losses not recognized by the Partnership amounted to $103,752.

 Following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

                                                                           For the
                                                                           Three
                                                          For the          Months
                                                          Year Ended       Ended              For the Years Ended
                                                          March 31         March 31               December 31
                                                       ---------------   -------------    ------------------------------

                                                            2000             1999             1998             1997
                                                       ---------------   -------------    --------------    ------------

Investments per balance sheet, beginning of period   $      9,164,197  $   9,415,032   $   10,400,720   $ 11,447,928
Capitalized acquisition fees and costs                              -              -                -         55,994
Distributions received                                         (5,909)        (6,023)          (6,437)       (15,989)
Equity in losses of limited partnerships                     (872,853)      (229,696)        (918,787)    (1,028,617)
Amortization of paid acquisition fees and costs               (60,464)       (15,116)         (60,464)       (58,596)
                                                       ---------------  -------------   --------------   ------------

Investments per balance sheet, end of period         $      8,224,971  $   9,164,197   $    9,415,032   $ 10,400,720
                                                       ===============  =============   ==============   ============


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                               1999                1998
                                                         ---------------     ---------------


ASSETS
Buildings and improvements, net of
 accumulated depreciation for 1999
 and 1998 of $6,517,000 and $5,360,000,
 respectively.                                         $     29,592,000    $     30,690,000
Land                                                          2,213,000           2,213,000
Other assets                                                  2,035,000           1,958,000
                                                         ---------------     ---------------

                                                       $     33,840,000    $     34,861,000
                                                         ===============     ===============

LIABILITIES

Mortgage and construction loans payable                $     24,293,000    $     24,587,000
Due to related parties                                          722,000             792,000
Other liabilities                                               946,000             661,000
                                                         ---------------     ---------------

                                                             25,961,000          26,040,000
                                                         ---------------     ---------------

PARTNERS' CAPITAL

WNC California Housing Tax Credits III, L.P.                  6,885,000           7,813,000
Other partners                                                  994,000           1,008,000
                                                         ---------------     ---------------

                                                              7,879,000           8,821,000
                                                         ---------------     ---------------

                                                       $     33,840,000    $     34,861,000
                                                         ===============     ===============

                                       24

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 1999               1998                1997
                                                            ---------------    ---------------     ---------------
Revenues                                                 $      2,986,000   $       2,901,000    $      2,895,000

Expenses:
 Operating expenses                                             1,886,000           1,800,000           1,779,000
 Interest expense                                                 870,000             871,000             950,000
 Depreciation and amortization                                  1,169,000           1,188,000           1,220,000
                                                           ---------------     ---------------     ---------------

         Total expenses                                         3,925,000           3,859,000           3,949,000
                                                           ---------------     ---------------     ---------------

Net loss                                                 $       (939,000)  $        (958,000)   $     (1,054,000)
                                                           ===============     ===============     ===============

Net loss allocable to the Partnership                    $       (930,000)  $        (948,000)   $     (1,044,000)
                                                           ===============     ===============     ===============

Net loss recorded by the Partnership                     $       (873,000)  $        (919,000)   $     (1,029,000)
                                                           ===============     ===============     ===============

Certain Local Limited Partnerships have incurred significant operating losses and have substantial working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $324,520, $270,524 and $257,025 as of March 31, 2000 and 1999 and December 31,
         1998, respectively.

         Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in limited partnerships. Accumulated amortization was $27,276, $20,808 and $19,191 as of March 31, 2000 and 1999 and December 31, 1998, respectively.

         An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $181,385 and $46,542 were incurred during the year ended March 31, 2000 and the three months ended March 31, 1999, respectively, and $186,167 and $186,166 were incurred for 1998 and 1997, respectively, of which, $12,500 and $53,350 were paid during the year ended March 31, 2000 and the three months ended March 31, 1999 and $0 and $50,000 were paid during 1998 and 1997, respectively.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                          March 31                 December 31
                                               --------------------------------   ---------------
                                                   2000              1999              1998
                                               --------------    --------------   ---------------
Reimbursement for expenses paid
 by the General Partner or an affiliate      $           500   $         3,363  $         5,690

Asset management fee payable                         717,779           548,894          555,701
                                               --------------    --------------   --------------

                                             $       718,279   $       552,257  $       561,391
                                               ==============    ==============   ==============

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

NOTE 5 - INCOME TAXES

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

Wilfred N. Cooper, Sr., age 69, is the founder, Chief Executive Officer, Chairman, and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 66, is Vice Chairman, a Director, member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 37, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 48, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael L. Dickenson, age 43, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

Thomas J. Riha, age 45, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 54, is Vice President - Instituional investments of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 45, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 63, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $181,385, $46,542 and $186,167 were incurred during the year ended March 31, 2000 and the three months ended March 31, 1999, and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $12,500, $53,350 and $0 of those fees during the year ended March 31, 2000 and the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $9,000, $10,000 and $6,000 during the year ended March 31, 2000 and the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $20,000 and $24,000 for the General Partner for the calendar years ended December 31, 1999 and 1998, respectively. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the year ended March 31, 2000 and the three months ended March 31, 1999 or the year ended December 31, 1998.

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 2000 and 1999, and December 31, 1998 Statements of Operations for the year ended March 31, 2000 and the three months ended March 31, 1999, and for the years ended December 31, 1998 and 1997
         Statements of Partners'  Equity (Deficit) for  the year ended March 31,
          2000 and the three months ended March 31, 1999, and for the years ended December 31, 1998 and 1997
         Statements of Cash Flows for the year ended March 31, 2000 and the three months ended March 31, 1999, and for the years ended December 31, 1998 and 1997
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report  of  Independent  Certified  Public  Accountants  on  Financial
          Statement Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

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

21.1 Financial Statements of Colonial Village Roseville, for the years ended December 31, 1999 and 1998 together with Independent auditors' report thereon; a significant subsidiary of the partnership.

(d)      Financial  statement  schedules  follow,  as set  forth  in  subsection
         (a)(2) hereof.

Report of Independent Certified Public Accountants on Financial Statement Schedules





To the Partners
WNC California Housing Tax Credits III, L.P.


The audits referred to in our report dated May 5, 2000, relating to the 2000, 1999 and 1998 financial statements of WNC California Housing Tax Credits III, L.P. (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.




                              /s/BDO SEIDMAN, LLP
                                BDO SEIDMAN, LLP


Orange County, California
May 5, 2000

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                         -----------------------------------  ------------------------------------------------------
                                                     March 31, 2000                             As of December 31, 1999
                                         -----------------------------------  ------------------------------------------------------
                                           Total Investment     Amount of     Encumbrances of                                Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated      Book
Partnership Name            Location       Partnerships          to Date      Partnerships     Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden Apartment     Delhi,
Associates                  California     $     391,000    $   391,000    $  1,390,000   $  1,757,000   $    383,000   $  1,374,000

Almond View Apartments,     Stockton,
Ltd.                        California         1,639,000      1,639,000       1,767,000      3,525,000        682,000      2,843,000

Buccaneer Associates,       Fernandia
Limited                     Beach, Florida       365,000        365,000       1,477,000      2,218,000        353,000      1,865,000

Candleridge Apartments      Perry, Iowa          126,000        126,000         701,000        891,000        167,000        724,000
of Perry L.P. II

Colonial Village            Roseville,
Roseville                   Calfornia          2,811,000      2,811,000       2,101,000      5,292,000        981,000      4,311,000

Dallas County               Orrville,
Housing, Ltd.               Alabama              130,000        130,000         615,000        760,000        139,000        621,000

La Paloma del Sol           Deming, New
Limited Partnership         Mexico               254,000        254,000       1,434,000      1,780,000        274,000      1,506,000

Memory Lane Limited         Yankton,
Partnership                 South Dakota         151,000        151,000         685,000        874,000        299,000        575,000

Nueva Sierra Vista          Richgrove,
Associates                  California         1,688,000      1,688,000       1,633,000      3,253,000        373,000      2,880,000

Old Fort                    Hidalgo, Texas       249,000        249,000       1,279,000      1,657,000        266,000      1,391,000
Limited Partnership



WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          ----------------------------------  ------------------------------------------------------
                                                   March 31, 2000                              As of December 31, 1999
                                          ----------------------------------  ------------------------------------------------------
                                           Total Investment     Amount of     Encumbrances of                                Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated      Book
Partnership Name            Location       Partnerships          to Date      Partnerships     Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

Orosi Apartments, Ltd.      Orosi,
                            California         461,000        461,000         1,955,000      2,442,000        268,000      2,174,000

Parlier Garden Apts.        Parlier,
                            California         453,000        453,000         1,710,000      2,190,000        325,000      1,865,000

Rosewood Apartments         Superior,
Limited Partnership         Wisconsin          185,000        185,000           507,000        767,000        118,000        649,000

Sun Manor, L.P.             Itta Bena,
                            Mississippi        230,000        230,000         1,058,000      1,340,000        265,000      1,075,000

Tahoe Pines Apartments      South Lake
                            Tahoe,
                            California       1,633,000      1,633,000         1,692,000      3,289,000        642,000      2,647,000

Venus Retirement            Venus, Texas       161,000        161,000           726,000        929,000        212,000        717,000
Village, Ltd.

Walnut - Pixley, L.P.       Orange,
                            California       1,078,000      1,078,000         1,727,000      2,766,000        459,000      2,307,000

Winters Investment          Winters,
Group                       California         531,000        531,000         1,836,000      2,592,000        311,000      2,281,000
                                            ----------     ----------        ----------     ----------      ---------     ----------
                                         $  12,536,000  $  12,536,000    $   24,293,000  $  38,322,000  $   6,517,000  $  31,805,000
                                            ==========     ==========        ==========     ==========      =========     ==========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          ---------------------------------------------------------------------------
                                                             For the year ended December 31, 1999
                                          ---------------------------------------------------------------------------
                                                                          Year
                                                                       Investment                   Estimated Useful
Partnership Name                        Rental Income   Net Loss        Acquired    Status          Life (Years)
---------------------------------------------------------------------------------------------------------------------

Almond Garden Apartment
Associates                            $   158 000   $  (52,000)          1994      Completed         27.5

Almond View Apartments, Ltd.              183,000     (230,000)          1994      Completed         27.5

Buccaneer Associates, Limited             197,000      (43,000)          1994      Completed           40

Candleridge Apartments of Perry
L.P. II                                   140,000      (12,000)          1994      Completed         27.5

Colonial Village Roseville                402,000      (30,000)          1993      Completed         27.5

Dallas County Housing, Ltd.                61,000      (19,000)          1993      Completed           40

La Paloma del Sol Limited
Partnership                               137,000      (22,000)          1993      Completed           40

Memory Lane Limited Partnership            64,000      (36,000)          1994      Completed           25

Nueva Sierra Vista Associates             146,000     (139,000)          1994      Completed           40

Old Fort Limited Partnership              163,000      (17,000)          1993      Completed           40

Orosi Apartments, Ltd.                    183,000      (19,000)          1993      Completed           50

Parlier Garden Apts.                      190,000      (48,000)          1994      Completed           40

Rosewood Apartments Limited
Partnership                                73,000      (10,000)          1994      Completed           40

Sun Manor, L.P.                           139,000      (27,000)          1993      Completed         27.5

Tahoe Pines Apartments                    178,000     (122,000)          1994      Completed         27.5

Venus Retirement Village, Ltd.             83,000      (22,000)          1993      Completed           25

Walnut - Pixley, L.P.                     141,000      (45,000)          1993      Completed           40

Winters Investment Group                  188,000      (46,000)          1994      Completed           50
                                        ----------   ----------

                                      $ 2,826,000   $ (939,000)
                                        ==========   ==========

                                       36

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                           --------------------------------- -------------------------------------------------------
                                                   As of March 31, 1999                      As of December 31, 1998
                                           --------------------------------- -------------------------------------------------------
                                           Total Investment     Amount of     Encumbrances of                                Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated      Book
Partnership Name            Location       Partnerships          to Date      Partnerships     Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden Apartment     Delhi,
Associates                  California     $     391,000    $   391,000    $  1,394,000   $  1,756,000   $    318,000   $  1,438,000

Almond View Apartments,     Stockton,
Ltd.                        California         1,639,000      1,639,000       1,774,000      3,525,000        552,000      2,973,000

Buccaneer Associates,       Fernandia
Limited                     Beach, Florida       365,000        365,000       1,482,000      2,218,000        298,000      1,920,000

Candleridge Apartments      Perry, Iowa          126,000        126,000         705,000        878,000        136,000        742,000
of Perry L.P. II

Colonial Village            Roseville,
Roseville                   Calfornia          2,811,000      2,811,000       2,128,000      5,285,000        791,000      4,494,000

Dallas County               Orrville,
Housing, Ltd.               Alabama              130,000        130,000         617,000        760,000        116,000        644,000

La Paloma del Sol           Deming, New
Limited Partnership         Mexico               254,000        254,000       1,438,000      1,762,000        228,000      1,534,000

Memory Lane Limited         Yankton,
Partnership                 South Dakota         151,000        151,000         688,000        874,000        257,000        617,000

Nueva Sierra Vista          Richgrove,
Associates                  California         1,688,000      1,688,000       1,805,000      3,253,000        293,000      2,960,000

Old Fort                    Hidalgo, Texas       249,000        249,000       1,282,000      1,646,000        223,000      1,423,000
Limited Partnership



WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                          --------------------------------- --------------------------------------------------------
                                                As of March 31, 1999                         As of December 31, 1998
                                          --------------------------------- --------------------------------------------------------
                                           Total Investment     Amount of     Encumbrances of                                Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated      Book
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
                                            ==========     ==========        ==========     ==========      =========     ==========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

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
                                         =========    =========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                           -----------------------------------------------------------------------------------------
                                                                            As of December 31, 1998
                                           -----------------------------------------------------------------------------------------
                                           Total Investment     Amount of     Encumbrances of                                Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated      Book
Partnership Name            Location       Partnerships          to Date      Partnerships     Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden Apartment     Delhi,
Associates                  California     $     391,000    $   391,000    $  1,394,000   $  1,756,000   $    318,000   $  1,438,000

Almond View Apartments,     Stockton,
Ltd.                        California         1,639,000      1,639,000       1,774,000      3,525,000        552,000      2,973,000

Buccaneer Associates,       Fernandia
Limited                     Beach, Florida       365,000        365,000       1,482,000      2,218,000        298,000      1,920,000

Candleridge Apartments      Perry, Iowa
of Perry L.P. II                                 126,000        126,000         705,000        878,000        136,000        742,000

Colonial Village            Roseville,
Roseville                   Calfornia          2,811,000      2,811,000       2,128,000      5,285,000        791,000      4,494,000

Dallas County               Orrville,
Housing, Ltd.               Alabama              130,000        130,000         617,000        760,000        116,000        644,000

La Paloma del Sol           Deming, New
Limited Partnership         Mexico               254,000        254,000       1,438,000      1,762,000        228,000      1,534,000

Memory Lane Limited         Yankton,
Partnership                 South Dakota         151,000        151,000         688,000        874,000        257,000        617,000

Nueva Sierra Vista          Richgrove,
Associates                  California         1,688,000      1,688,000       1,805,000      3,253,000        293,000      2,960,000

Old Fort                    Hidalgo, Texas       249,000        249,000       1,282,000      1,646,000        223,000      1,423,000
Limited Partnership



WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

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
                                            ==========     ==========        ==========     ==========      =========     ==========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC California Tax Credit Partners III, L.P.
     General Partner of the Registrant

By:  WNC & Associates, Inc.
     General Partner of WNC California Tax Credit Partners III, L.P.

By:  /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President - Chief Operating Officer of WNC & Associates, Inc.

Date:


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