Form 10-Q
period 2000-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2000-08-15
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2000


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets,
           June 30, 2000 and March 31, 2000.................................2

  Statements of Operations
           For the three months ended June 30, 2000 and 1999................3

  Statement of Partners' Equity (Deficit)
           For the three months ended June 30, 2000.........................4

  Statements of Cash Flows
           For the three months ended June 30, 2000 and 1999................5

  Notes to Financial Statements.............................................6

 Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations......................................11

 Item 3. Quantitative and Qualitative Disclosures About Market Risks.......13

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.................................................13

 Item 6. Exhibits and Reports on Form 8-K..................................13

 Signatures ...............................................................14

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                   June 30, 2000                  March 31, 2000
                                                                --------------------            --------------------
                                                                    (unaudited)
                                     ASSETS
Cash and cash equivalents                                     $           486,323            $            480,598
Investments in limited
 partnerships, net (Note 2)                                             7,986,258                       8,224,971
                                                                --------------------            --------------------

                                                              $         8,472,581            $          8,705,569
                                                                ====================            ====================

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $           763,125            $            718,279
                                                                --------------------            --------------------

     Total liabilities                                                    763,125                         718,279
                                                                --------------------            --------------------
Partners' equity (deficit):
 General Partner                                                          (93,036)                        (90,258)
 Limited Partners (30,000 units
  Authorized; 18,000 units issued
  and outstanding)                                                      7,802,492                       8,077,548
                                                                --------------------            --------------------

     Total partners' equity                                             7,709,456                       7,987,290
                                                                --------------------            --------------------

                                                              $         8,472,581            $          8,705,569
                                                                ====================            ====================

                 See accompanying notes to financial statements
                                        2

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)


                                                                    2000                              1999
                                                         ---------------------------         -----------------------

Interest income                                        $                     5,264         $                 4,987
                                                         ---------------------------         -----------------------

                                                                             5,264                           4,987
                                                         ---------------------------         -----------------------
Operating expenses:
 Amortization (Note 2)                                                      15,116                          15,116
 Asset management fees (Note 3)                                             45,346                          45,346
 Other                                                                       4,477                           8,012
                                                         ---------------------------         -----------------------

   Total operating expenses                                                 64,939                          68,474
                                                         ---------------------------         -----------------------

Loss from operations                                                       (59,675)                        (63,487)
                                                         ---------------------------         -----------------------

Equity in losses of
 limited partnerships (Note 2)                                            (218,159)                       (229,696)
                                                         ---------------------------         -----------------------

Net loss                                               $                  (277,834)        $              (293,183)
                                                         ===========================         =======================

Net loss allocated to:
 General partner                                       $                    (2,778)        $                (2,932)
                                                         ===========================         =======================

 Limited partners                                      $                  (275,056)        $              (290,251)
                                                         ===========================         =======================

Net loss per limited partnership unit
 (18,000 issued and outstanding)                       $                       (15)        $                   (16)
                                                         ===========================         =======================


                 See accompanying notes to financial statements
                                        3

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2000
                                   (unaudited)

                                                     General                  Limited
                                                     Partner                  Partners                  Total
                                                ------------------        -----------------        -----------------

Equity (deficit), March 31, 2000              $          (90,258)       $       8,077,548        $       7,987,290

Net loss for the three months ended
 June 30, 2000                                            (2,778)                (275,056)                (277,834)
                                                ------------------        -----------------        -----------------

Equity (deficit), June 30, 2000               $          (93,036)       $       7,802,492        $       7,709,456
                                                ==================        =================        =================





                 See accompanying notes to financial statements
                                        4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)

                                                                          2000                      1999
                                                                   -----------------         ------------------
Cash flows from operating activities:
 Net loss                                                       $        (277,834)        $         (293,183)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Amortization                                                             15,116                     15,116
  Equity in losses of limited partnerships                                218,159                    229,696
  Change in accrued fees and expenses due
   to General Partner and affiliates                                       44,846                    52,558
                                                                   -----------------         ------------------

      Net cash provided by operating activities                               287                      4,187
                                                                   -----------------         ------------------

Cash flows provided by investing activities:
 Distributions from limited partnerships                                    5,438                      4,335
                                                                   -----------------         ------------------

Net increase in cash and cash equivalents                                   5,725                      8,522

Cash and cash equivalents, beginning of period                            480,598                    509,695
                                                                   -----------------         ------------------

Cash and cash equivalents, end of period                        $         486,323         $          518,217
                                                                   =================         ==================



                 See accompanying notes to financial statements
                                        5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

The general partner is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("WNC" or "Associates") is the general partner of WNC Tax Credit Partners III, L.P. Wilfred N. Cooper Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as WNC TCP III and the Partnership have no employees of their own.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2000
                                   (unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2000
                                   (unaudited)

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnership had no such equivalents at the end of all periods presented.

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

Concentration of Credit Risk

At June 30, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2000
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIP, continued

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                         June 30, 2000                  March 31, 2000
                                                     ----------------------         ------------------------
  Investments per balance sheet,
   beginning of period                             $            8,224,971         $              9,164,197
  Distributions received                                           (5,438)                          (5,909)
  Equity in losses of limited
   partnerships                                                  (218,159)                        (872,853)
  Amortization of paid
   acquisition fees and costs                                     (15,116)                         (60,464)
                                                     ----------------------         ------------------------
  Investments per balance sheet,
   end of period                                   $            7,986,258         $              8,224,971
                                                     ======================         ========================

Selected  financial  information  for the three  months  ended  June 30 from the unaudited combined financial statements of the limited partnerships in which the
Partnership has invested as follows:
                                                               2000                            1999
                                                     ----------------------         ------------------------

  Total revenue                                    $              787,000         $                745,000
                                                     ----------------------         ------------------------

  Interest expense                                                258,000                          237,000
  Depreciation                                                    292,000                          297,000
  Operating expenses                                              472,000                          450,000
                                                     ----------------------         ------------------------
  Total expenses                                                1,022,000                          984,000
                                                     ----------------------         ------------------------

  Net loss                                         $             (235,000)        $               (239,000)
                                                     ======================         ========================
  Net loss allocable to the
   Partnership                                     $             (232,000)        $               (237,000)
                                                     ======================         ========================
  Net loss recorded by the
   Partnership                                     $             (218,000)        $               (230,000)
                                                     ======================         ========================


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2000
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $45,346 and $45,346 were incurred during the three months ended June 30, 2000 and 1999, respectively. The Partnership paid the General Partner or its affiliates $0 of those fees during the three months ended June 30, 2000 and 1999.

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:

                                                                June 30, 2000               March 31, 2000
                                                           ----------------------        --------------------
  Reimbursement for expenses paid by the General
   Partner or an affiliate                              $                      -      $                  500
  Asset management fee payable                                           763,125                     717,779
                                                           ----------------------        --------------------

                                                        $                763,125      $              718,279
                                                           ======================        ====================

NOTE 4 - INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements concerning the Partnership's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including competition, as well as those risks described in the Partnership's SEC reports, including the Partnership's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on June 29, 2000.

The following discussion and analysis compares the results of operations for the fiscal quarter ended June 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2000 consisted primarily of $486,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $7,986,000. Liabilities at June 30, 2000 primarily consisted of $763,000 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. The Partnership's net loss for the three months ended June 30, 2000 was $(278,000), reflecting a decrease of $15,000 from the net loss of $(293,000) experienced for the three months ended June 30, 1999. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $12,000 to $(218,000) for the three months ended June 30, 2000 from $(230,000)
for the three months ended June 30, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of limited partnerships, there was a decrease in loss from operations of $3,000 for the three months ended June 30, 2000 to $(60,000), from $(63,000) for the three months ended June 30, 1999, due to a comparable decrease in operating expense allocations.

Cash Flows

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. Net cash provided during the three months ended June 30, 2000 was $6,000 compared to a net increase in cash for the three months ended June 30, 1999 of $9,000. The change was due primarily to an increase in expenses paid to the General Partner or affiliates of $9,000, offset by a decrease in operating costs of $3,000 and an increase in distributions from limited partnerships of $1,000.

During the three months ended June 30, 2000, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $45,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC California Tax Credit Partners III , L.P.
General Partner of the Registrant

By:  WNC & Associates, Inc.
General Partner of WNC California Housing Tax Credits III, L.P.



By: /s/ Will N Cooper, Jr.

Will N Cooper,  Jr.,
President - Chief  Operating  Officer of WNC & Associates, Inc.

Date: August 10, 2000



By:  /s/ Michael L. Dickenson

Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 10, 2000