Form 10-Q
period 2000-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2000-12-04
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No __X__.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2000



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

 Balance Sheets
          September 30, 2000 and March 31, 2000...............................3

 Statements of Operations
          For the three and six months ended September 30, 2000 and 1999......4

 Statement of Partners' Equity (Deficit)
          For the six months ended September 30, 2000.........................5

 Statements of Cash Flows
          For the six months ended September 30, 2000 and 1999................6

 Notes to Financial Statements................................................7

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................13

 Item 3. Quantitative and Qualitative Disclosures About Market Risks.........14

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings...................................................14

 Item 6. Exhibits and Reports on Form 8-K....................................14

 Signatures .................................................................15

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                  September 30, 2000                 March 31, 2000
                                                                -----------------------            --------------------
                                                                     (Unaudited)
ASSETS
Cash and cash equivalents                                     $               459,264            $            480,598
Investments in limited partnerships, net (Note 2)                           7,752,983                       8,224,971
                                                                -----------------------            --------------------

                                                              $             8,212,247            $          8,705,569
                                                                =======================            ====================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $               787,638            $            718,279
                                                                -----------------------            --------------------

      Total liabilities                                                       787,638                         718,279
                                                                -----------------------            --------------------
Partners' equity (deficit):
 General partner                                                              (95,885)                        (90,258)
 Limited partners (30,000 units authorized;
  18,000 units issued and outstanding)                                      7,520,494                       8,077,548
                                                                -----------------------            --------------------

        Total partners' equity                                              7,424,609                       7,987,290
                                                                -----------------------            --------------------

                                                              $             8,212,247            $          8,705,569
                                                                =======================            ====================

                 See accompanying notes to financial statements
                                        3

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                     2000                                  1999
                                       ----------------------------------    ---------------------------------
                                          Three              Six                Three             Six
                                          Months             Months             Months            Months
                                       --------------     --------------     -------------     --------------

Interest income                      $       5,220      $       10,484     $       5,059     $      10,046
                                       --------------     --------------     -------------     --------------

Operating expenses:
 Amortization                               15,116              30,232            15,116            30,232
 Asset management fees (Note 3)             45,346              90,692            45,346            90,692
 Legal and accounting                       10,712              12,565               971            10,602
 Other                                         734               3,358             6,487             4,867
                                       --------------     --------------     -------------     --------------

    Total operating expenses                71,908             136,847            67,920           136,393
                                       --------------     --------------     -------------     --------------

Loss from operations                        (66,688)          (126,363)          (62,861)          (126,347)

Equity in losses of
 limited partnerships (Note2)              (218,159)          (436,318)         (224,354)          (454,050)
                                       --------------     --------------     -------------     --------------

Net loss                             $     (284,847)    $     (562,681)    $    (287,215)    $     (580,397)
                                       ==============     ==============     =============     ==============

Net loss allocated to:
 General partner                     $       (2,848)    $       (5,627)    $      (2,872)    $       (5,804)
                                       ==============     ==============     =============     ==============

 Limited partners                    $     (281,999)    $     (557,054)    $    (284,343)    $     (574,593)
                                       ==============     ==============     =============     ==============

Net loss per limited
 partner unit                        $          (16)    $          (31)    $         (16)    $          (32)
                                       ==============     ==============     =============     ==============

Outstanding weighted limited
 partner units                               18,000             18,000            18,000             18,000
                                       ==============     ==============     =============     ==============


                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Six Months Ended September 30, 2000
                                   (Unaudited)


                                                            General              Limited
                                                            Partner              Partners               Total
                                                       ------------------     ----------------     -----------------

Partners' equity (deficit) at March 31, 2000         $          (90,258)    $     8,077,548      $      7,987,290

Net loss                                                         (5,627)           (557,054)              (562,681)
                                                       ------------------     ----------------     -----------------

Partners' equity (deficit) at September 30, 2000     $          (95,885)    $     7,520,494      $      7,424,609
                                                       ==================     ================     =================






                 See accompanying notes to financial statements
                                        5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                                2000                      1999
                                                                        -----------------         ------------------
Cash flows from operating activities:
 Net loss                                                             $        (562,681)        $         (580,397)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Amortization                                                                 30,232                     30,232
    Equity in losses of limited partnerships                                    436,318                    454,050
    Change in accrued fees and expenses due to
     General Partner and affiliates                                              69,359                     88,604
                                                                        -----------------         ------------------

Net cash used in operating activities                                           (26,772)                    (7,511)
                                                                        -----------------         ------------------

Cash flows from investing activities:
 Distributions from limited partnerships                                          5,438                      4,335
                                                                        -----------------         ------------------

Net cash provided by investing activities                                         5,438                      4,335
                                                                        -----------------         ------------------

Net decrease in cash and cash equivalents                                       (21,334)                    (3,176)
                                                                        -----------------         ------------------

Cash and cash equivalents, beginning of period                                  480,598                    509,695
                                                                        -----------------         ------------------
Cash and cash equivalents, end of period                              $         459,264         $          506,519
                                                                        =================         ==================

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:
  Taxes paid                                                          $             800         $              800
                                                                        =================         ==================


                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

The general partner is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("WNC") is the general partner of WNC Tax Credit Partners III, L.P. Wilfred N. Cooper Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

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

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

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

                               September 30, 2000
                                   (unaudited)

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

Concentration of Credit Risk

At September 30, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as compoents of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate components of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no element of other comprehensive income, as defined by SFAS No. 130.

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

Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not

              WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued


recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented.

                                                               For the Six            For the Year
                                                               Months Ended               Ended
                                                               September 30,             March 31,
                                                                   2000                    2000
                                                             ------------------      ----------------

   Investments per balance sheet, beginning of period      $        8,224,971      $      9,164,197
   Distributions received                                              (5,438)
                                                                                             (5,909)
   Equity in losses of limited partnerships                          (436,318)             (872,853)
   Amortization of paid acquisition fees and costs                    (30,232)              (60,464)
                                                             ------------------      ----------------

   Investments per balance sheet, end of period            $        7,752,983      $      8,224,971
                                                             ==================      ================

Selected financial information for the six months ended September 30 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                              2000                      1999
                                                      ----------------------     --------------------

   Revenue                                          $            1,471,000     $          1,490,000

   Expenses:
    Operating expenses                                           1,037,000                  900,000
    Interest expense                                               286,000                  474,000
    Depreciation and amortization                                  613,000                  594,000
                                                      ----------------------     --------------------

   Total expenses                                                1,936,000                1,968,000
                                                      ----------------------     --------------------

   Net loss                                         $             (465,000)    $          (478,000)
                                                      ======================     ====================

   Net loss allocable to the Partnership            $             (460,000)    $          (473,200)
                                                      ======================     ====================

   Net loss recorded by the Partnership             $             (436,000)    $          (454,000)
                                                      ======================     ====================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP, continued

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $90,692 were incurred during each of the six months ended September 30, 2000 and 1999. The Partnership paid the General Partner or its affiliates $20,833 of those fees during the six months ended September 30, 2000 and $0 during the six months ended September 30, 1999.

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


The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                  September 30, 2000            March 31, 2000
                                                                 ----------------------      ----------------------
Asset management fee payable                                  $                787,638    $                717,779
Reimbursement  for expenses paid by the General Partner or
 an affiliate                                                                        -                         500
                                                                 ----------------------      ----------------------

                                                              $                787,638    $                718,279
                                                                 ======================      ======================

The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS

Payable to limited partnerships at September 30, 2000 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments and are due upon the local limited partnership achieving certain operating benchmarks ( generally within two years of the Partnership's initial investment).

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2000 consisted primarily of $459,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $7,753,000. Liabilities at September 30, 2000 primarily consisted of $788,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999. The Partnership's net loss for the three months ended September 30, 2000 was $(285,000), reflecting a decrease of $2,000 from the $(287,000)of net loss experienced for the three months ended September 30, 1999. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $6,000 to $(218,000) for the three months ended September 30, 2000 from $(224,000) for the three months ended September 30, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of limited partnerships, there was an increase in loss from operations of $4,000 for the three months ended September 30, 2000 to $(67,000) from $(63,000) for the three months ended September 30, 1999, due to a comparable increase in operating expense allocations.

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. The Partnership's net loss for the six months ended September 30, 2000 was $(562,000), reflecting a decrease of $18,000 from $(580,000)of the net loss experienced for the six months ended September 30, 1999. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $18,000 to $(436,000) for the six months ended September 30, 2000 from $(454,000) for the six months ended September 30, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Cash Flows

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. Net cash used during the six months ended September 30, 2000 was $(21,000) compared to a net decrease in cash for the six months ended September 30, 1999 of $(3,000). The change was due primarily to an increase in operating costs paid of $20,000 offset by an increase in distributions from limited partnerships of $1,000.

During the six months ended September 30, 2000 and 1999, accrued payables, which consist primarily of asset management fees due to the General Partner, increased by $70,000 and $91,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.


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

Date:   December 1, 2000





By:  /s/ Michael L. Dickenson

Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: December 1, 2000