Form 10-Q
period 2000-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2001-02-22
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2000



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

 Balance Sheets
          December 31, 2000 and March 31, 2000...............................3

 Statements of Operations
          For the three and nine months ended December 31, 2000 and 1999.....4

 Statement of Partners' Equity (Deficit)
          For the nine months ended December 31, 2000........................5

 Statements of Cash Flows
          For the nine months ended December 31, 2000 and 1999...............6

 Notes to Financial Statements...............................................7

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

 Item 1. Legal Proceedings..................................................14

 Item 6. Exhibits and Reports on Form 8-K...................................14

 Signatures ................................................................15

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                  December 31, 2000                  March 31, 2000
                                                                -----------------------            --------------------
                                                                     (Unaudited)
                                     ASSETS
Cash and cash equivalents                                     $                443,170           $             480,598
Investments in limited partnerships, net (Note 2)                            7,519,708                       8,224,971
                                                                -----------------------            --------------------

                                                              $              7,962,878           $           8,705,569
                                                                =======================            ====================


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $                816,317           $             718,279
                                                                -----------------------            --------------------

      Total liabilities                                                        816,317                         718,279
                                                                -----------------------            --------------------
Partners' equity (deficit):
 General partner                                                               (98,665)                        (90,258)
 Limited partners (30,000 units authorized;
     18,000 units issued and outstanding)                                    7,245,226                       8,077,548
                                                                -----------------------            --------------------

      Total partners' equity                                                 7,146,561                       7,987,290
                                                                -----------------------            --------------------

                                                              $              7,962,878           $           8,705,569
                                                                =======================            ====================

                 See accompanying notes to financial statements
                                        3

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                     2000                                  1999
                                       ----------------------------------    ---------------------------------
                                          Three              Nine               Three             Nine
                                          Months             Months             Months            Months
                                       --------------     --------------     -------------     --------------
Interest income                      $         5,018     $       15,502     $       4,954    $        15,000
                                       --------------     --------------     -------------     --------------

Operating expenses:
 Amortization                                 15,116             45,348            15,116             45,348
 Asset management fees (Note 3)               45,346            136,038            44,151            134,843
 Legal and accounting                          2,235             14,800             3,971             14,573
 Other                                         2,210              5,568                34              4,901
                                       --------------     --------------     -------------     --------------

    Total operating expenses                  64,907            201,754            63,272            199,665
                                       --------------     --------------     -------------     --------------

Loss from operations                         (59,889)          (186,252)          (58,318)          (184,665)
                                       --------------     --------------     -------------     --------------
Equity in losses of
 limited partnerships (Note 2)              (218,159)          (654,477)         (223,175)          (677,225)
                                       --------------     --------------     -------------     --------------

Net loss                             $      (278,048)    $     (840,729)    $    (281,493)   $      (861,890)
                                       ==============     ==============     =============     ==============

Net loss allocated to:
  General partner                    $        (2,780)    $       (8,407)    $      (2,815)   $        (8,619)
                                       ==============     ==============     =============     ==============

  Limited partners                   $      (275,268)    $     (832,322)    $    (278,678)   $      (853,271)
                                       ==============     ==============     =============     ==============
Net loss per limited
 partner unit                        $           (15)    $          (46)    $         (15)   $           (47)
                                       ==============     ==============     =============     ==============
Outstanding weighted limited
 partner units                                18,000             18,000            18,000             18,000
                                       ==============     ==============     =============     ==============

                 See accompanying notes to financial statements
                                        4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Nine Months Ended December 31, 2000
                                   (Unaudited)



                                                            General              Limited
                                                            Partner              Partners               Total
                                                       ------------------     ----------------     -----------------

Partners' equity (deficit) at March 31, 2000         $          (90,258)    $     8,077,548      $      7,987,290


Net loss                                                         (8,407)           (832,322)             (840,729)
                                                       ------------------     ----------------     -----------------

Partners' equity (deficit) at December 31, 2000      $          (98,665)    $     7,245,226      $      7,146,561
                                                       ==================     ================     =================





                 See accompanying notes to financial statements
                                        5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                               2000                      1999
                                                         -----------------         ------------------
Cash flows from operating activities:
 Net loss                                              $        (840,729)        $         (861,890)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Amortization                                                   45,348                     45,348
   Equity in losses of limited partnerships                      654,477                    677,225
   Change in accrued fees and expenses due
    to General Partner and affiliates                             98,038                    136,760
                                                         -----------------         ------------------

Net cash used in operating activities                            (42,866)                    (2,557)
                                                         -----------------         ------------------
Cash flows from investing activities:
 Investment in limited partnerships (netP                              -                    (16,836)
 Distributions from limited partnerships                           5,438                      4,935
                                                         -----------------         ------------------

Net cash provided by (used in) investing activities                5,438                    (11,901)
                                                         -----------------         ------------------

Net decrease in cash and cash equivalents                        (37,428)                   (14,458)
                                                         -----------------         ------------------

Cash and cash equivalents, beginning of period                   480,598                    509,695
                                                         -----------------         ------------------
Cash and cash equivalents, end of period               $         443,170         $          495,237
                                                         =================         ==================
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:

  Taxes paid                                           $             800         $              800
                                                         =================         ==================

                 See accompanying notes to financial statements
                                        6

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                                December 31, 2000
                                   (unaudited)

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

                                December 31, 2000
                                   (unaudited)


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

 Concentration of Credit Risk

 At December 31, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                                December 31, 2000
                                   (unaudited)

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

                                                               For the Nine           For the Year
                                                               Months Ended               Ended
                                                             December 31, 2000       March 31, 2000
                                                             ------------------      ----------------
   Investments per balance sheet, beginning of period      $        8,224,971      $      9,164,197
   Distributions received                                              (5,438)               (5,909)
   Equity in losses of limited partnerships                          (654,477)             (872,853)
   Amortization of paid acquisition fees and costs                    (45,348)              (60,464)
                                                             ------------------      ----------------

   Investments per balance sheet, end of period            $        7,519,708      $      8,224,971
                                                             ==================      ================

Selected financial information for the nine months ended December 31, from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                              2000                      1999
                                                      ----------------------     --------------------
   Revenue                                          $             2,207,000     $          2,234,000
                                                      ---------------------      -------------------

   Expenses:
    Operating expenses                                            1,555,000                1,350,000
    Interest expense                                                430,000                  711,000
    Depreciation and amortization                                   919,000                  890,000
                                                      ----------------------     --------------------

   Total expenses                                                 2,904,000                2,951,000
                                                      ----------------------     --------------------

   Net loss                                         $              (697,000)    $           (717,000)
                                                      ======================     ====================

   Net loss allocable to the Partnership            $              (690,000)    $           (710,000)
                                                      ======================     ====================

   Net loss recorded by the Partnership             $              (654,000)    $           (677,000)
                                                      ======================     ====================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $136,038 and $134,843 were incurred during the nine months ended December 31, 2000 and 1999, respectively. The Partnership paid the General Partner or its affiliates $37,500 of those fees during the nine months ended December 31, 2000 and $0 during the nine months ended December 31, 1999.

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

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                   December 31, 2000            March 31, 2000
                                                                 ----------------------      ----------------------
Asset management fee payable                                  $                816,317    $                718,279



The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2000 consisted primarily of $443,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $7,520,000. Liabilities at December 31, 2000 primarily consisted of $816,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999. The Partnership's net loss for the three months ended December 31, 2000 was $(278,000), reflecting a decrease of $3,000 from the $(281,000) of net loss for the three months ended December 31, 1999. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $5,000 to $(218,000) for the three months ended December 31, 2000 from $(223,000) for the three months ended December 31, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of limited partnerships, there was an increase in loss from operations of $2,000 for the three months ended December 31, 2000 to $(60,000) from $(58,000) for the three months ended December 31, 1999, due to a comparable increase in operating expense allocations.

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. The Partnership's net loss for the nine months ended December 31, 2000 was $(841,000), reflecting a decrease of $21,000 from $(862,000) of the net loss experienced for the nine months ended December 31, 1999. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $23,000 to $(654,000) for the nine months ended December 31, 2000 from $(677,000) for the nine months ended December 31, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Cash Flows

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. Net cash used during the nine months ended December 31, 2000 was $(37,000) compared to a net use of cash for the nine months ended December 31, 1999 of $(14,000). The change of $23,0000 was due primarily to an increase in operating costs paid of $40,000 offset by a decrease in payables paid to limited partnerships of $17,000. The $(40,000) increase was due primarily to payment of asset management fees of $36,000.

During the nine months ended December 31, 2000 accrued payables which consist primarily of asset management fees due to the General Partner increased by $98,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.


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

By:  WNC California Tax Credit Partners III General Partner

By:  WNC & Associates, Inc.         General Partner





By: /s/  Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.,
President - Chief Operating Officer of WNC & Associates, Inc.

Date:   February 16, 2001





By:  /s/ Thomas J. Riha

Thomas J. Riha,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:   February 16, 2001