Form 10-K
period 2001-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2001-07-03
CIK 892997

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057


                      WNC CALFORNIA  HOUSING TAX CREDIT FUND III, L.P.

             California                         33-0391979
      State or other  jurisdiction  of     (I.R.S.  Employer

        incorporation or organization     Identification No.)


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
Yes     No    X
----   -------

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

As of March 31, 2001, the Partnership had invested in eighteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eighteen Housing Complexes as of the dates and for the periods indicated:

                                                                   ------------------------------ ---------------------------------
                                                                        As of March 31, 2001              December 31, 2000
                                                                    ------------------------------ ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                              Encumbrances
                                               Name          Total Investment  Investment                  Estimated Low    of Local
                                                             in Local Limited   Paid to    Number          Income Housing    Limited
                                                              Partnerships      Date      of Units  Occupancy  Credits  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden             Delhi,           Anthony Donovan
Apartment Associates      California                            $  391,000   $  391,000     34         97%  $  807,000   $ 1,386,000

Almond View               Stockton,        Daniel C. Logue and
Apartments,Ltd.           California       Cyrus Youssef         1,639,000    1,639,000     72         96%   3,523,000     1,761,000

Buccaneer Associates,     Fernandia Beach, Clifford E. Olsen
Limited                   Florida                                  365,000      365,000     48         98%     768,000     1,473,000

Candleridge Apartments    Perry,           Eric A. Sheldahl
of Perry L.P. II          Iowa                                     126,000      126,000     24         96%     245,000       698,000

Colonial Village          Roseville,       S.P. Thomas Company
Roseville                 Calfornia        of Northern
                                           CaliforniaInc.
                                           and Project Go,Inc.   2,811,000    2,811,000     56          98%  5,872,000     2,073,000

Dallas County             Orrville,        Thomas H. Cooksey
Housing, Ltd.             Alabama          and Apartment
                                           Developers, Inc.        130,000      130,000     19         100%    287,000       613,000

La Paloma del Sol         Deming,          Dean Greenwalt
Limited Partnership       New Mexico                               254,000      254,000     38          84%    625,000     1,429,000

Memory Lane Limited       Yankton,         Skogen - Peterson, Inc.
Partnership               South Dakota                             151,000      151,000     18         100%    295,000       682,000

Nueva Sierra Vista        Richgrove,       Self-Help Enterprises,
Associates                California       Inc. and Nueva Sierra
                                           Vista Corporation     1,688,000    1,688,000     35          97%  3,516,000     1,631,000


                                                                    -----------------------------  ---------------------------------
                                                                        As of March 31, 2001              December 31, 2000
                                                                    ------------------------------ ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                              Encumbrances
                                               Name          Total Investment  Investment                  Estimated Low    of Local
                                                             in Local Limited   Paid to    Number          Income Housing    Limited
                                                              Partnerships      Date      of Units  Occupancy  Credits  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Old Fort Limited          Hidalgo,         Alan Deke Noftsker and
Partnership               Texas            ABO Corporation         249,000      249,000     40       97%      547,000      1,275,000

Orosi Apartments,         Orosi,           Douglas W.
Ltd.                      California       Young                   461,000      461,000     42       98%      902,000      1,943,000

Parlier Garden            Parlier,         David J. Micheal and
Apts.                     California       Proffesional Apartment
                                           Management, Inc.        453,000      453,000     41      100%      917,000      1,705,000

Rosewood Apartments       Superior,        Duffy Development
Limited Partnership       Wisconsin        Company, Inc.           185,000      185,000     20       90%      375,000        495,000

Sun Manor, L.P.           Itta Bena,       Glenn D.
                          Mississippi      Miller                  230,000      230,000     36       94%      464,000      1,055,000

Tahoe Pines               South Lake       David J. Michael,
Apartments                Tahoe,           Bucky Fong, Dean
                          California       Pearson, Coy Elvis
                                           and Dr. Patricia
                                           Hatton                1,633,000    1,633,000     28      100%    3,171,000      1,680,000

Venus Retirement          Venus,           W. Joseph Chamy
Village,Ltd.              Texas                                    161,000      161,000     24      100%      318,000        724,000

Walnut -                  Orange,          Walnut - Pixley,
Pixley, L.P.              California       Inc.                  1,078,000    1,078,000     22      100%    2,309,000      1,710,000

Winters                   Winters,         John P. Casper
Investment Group          California                               531,000      531,000     38      100%    1,072,000      1,830,000
                                                                  --------      --------    --         ---- ----------     ---------
                                                               $12,536,000 $ 12,536,000    635       97% $ 26,013,000    $24,163,000
                                                              ============ =============   ===     ===  =============    ===========



                                 --------------------------------------------------------------------------
                                               For the year ended December 31, 2000
                                 --------------------------------------------------------------------------
                                                                                Low Income Housing
                                                                                Credits Allocated to
        Partnership Name            Rental Income     Net Income/(Loss)         Partnership
-----------------------------------------------------------------------------------------------------------
 Almond Garden
 Apartment Associates                   $ 162,000            $ (55,000)                99%

 Almond View Apartments, Ltd.             196,000             (212,000)                99%

 Buccaneer Associates, Limited            206,000              (48,000)                99%

 Candleridge Apartments
 of Perry L.P. II                         144,000              (17,000)                99%

 Colonial Village Roseville               425,000              (66,000)                99%

 Dallas County Housing, Ltd.               65,000              (18,000)                99%

 La Paloma del Sol
 Limited Partnership                      125,000              (34,000)                99%

 Memory Lane Limited
 Partnership                               61,000              (36,000)                99%

 Nueva Sierra Vista Associates            149,000             (108,000)                99%

 Old Fort Limited Partnership             161,000              (24,000)                99%

 Orosi Apartments, Ltd.                   189,000              (15,000)                99%

 Parlier Garden Apts.                     203,000               (5,000)                95%

 Rosewood Apartments
 Limited Partnership                       83,000                6,000                 99%

 Sun Manor, L.P.                          141,000              (24,000)                99%

 Tahoe Pines Apartments                   174,000             (123,000)                99%

 Venus Retirement Village, Ltd.            87,000              (23,000)                99%

 Walnut - Pixley, L.P.                    146,000              (46,000)                99%

 Winters Investment Group                 192,000              (23,000)                99%
                                         ---------             -------             --------

                                      $ 2,909,000           $ (871,000)
                                      ============           ===========


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

(b)  At March 31, 2001, there were 973 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2001.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                   March 31                              December 31
                                     -------------------------------------   -------------------------------------

                                        2001         2000         1999         1998         1997          1996
                                    -----------  -----------   ----------   ----------   ----------   -----------
ASSETS
Cash and cash equivalents          $    437,863 $    480,598  $   509,695  $   561,751   $ 1,451,071  $  1,498,036
Investments in limited
  partnerships, net                   7,329,890    8,224,971    9,164,197    9,415,032    10,400,720    11,447,928
Other assets                                  -            -            -            -         2,242         5,419
                                    -----------  -----------   ----------   ----------    ----------   -----------
                                   $  7,767,753 $  8,705,569  $ 9,673,892  $ 9,976,783    11,854,033  $ 12,951,383
                                   ===========  ===========   ==========   ==========   ==========   ===========
LIABILITIES
Payables to limited partnerships   $          - $          -  $    16,836  $    16,836   $    16,836   $    16,836
Due to General Partner and
  affiliates                            849,164      718,279      552,257      561,391       370,223       233,380
Due to limited partners                       -            -            -            -       900,000             -
PARTNERS' EQUITY                      6,918,589    7,987,290    9,104,799    9,398,556    10,566,974    12,701,167
                                     -----------  -----------   ----------   ----------   ----------   -----------
                                   $  7,767,753 $  8,705,569  $ 9,673,892  $ 9,976,783  $ 11,854,033  $ 12,951,383
                                     ===========  ===========   ==========   ==========   ==========   ===========


Selected results of operations, cash flows and other information for the Partnership are as follows:

                             For the Years Ended               For the                      For the Years Ended
                               Three Months Ended
                                  March 31                     March 31                         December 31
                           ------------------------    -------------------------   --------------------------------------

                              2001         2000          1999           1998         1998           1997           1996
                          -----------   ----------    ----------     ---------    ----------     ----------    -----------
                                                                     Unaudited
Loss from operations     $   (246,997)  $    (244,656)  $    (64,061)    $(54,043)    (249,631)    $ (205,576)  $   (197,723)
Equity in  income(loss) from
  limited partnerships       (821,704)       (872,853)      (229,696)    (244,537)    (918,787)    (1,028,617)    (1,132,216)
                           -----------      ----------      ---------   ---------    ----------    ----------    -----------
Net income (loss)        $ (1,068,701)  $  (1,117,509)  $   (293,757)    (298,580)  (1,168,418)   $(1,234,193)  $ (1,329,939)
                           ===========      ==========      ==========  =========    ==========    ==========    ===========
Net income(loss)
  allocated to:
  General partner        $    (10,687)  $     (11,175)  $     (2,938)    $ (2,986)     (11,684)    $  (12,342)  $    (13,300)
                           ===========      ==========      ==========  =========    ==========   ==========     ===========
  Limited partners       $ (1,058,014)     (1,106,334)      (290,819)    (295,594)  (1,156,734)    (1,221,851)  $ (1,316,639)
                                       $               $                $
                           ===========      ==========      ==========  =========    ==========   ==========     ===========
Net income(loss) per
  limited partner unit   $     (58.78)  $      (61.46)  $     (16.16)    $ (16.42)      (64.26)    $   (67.88)  $     (73.15)
                           ===========      ==========      ==========  ==========   ==========     =========   =============
Outstanding weighted           18,000          18,000         18,000       18,000       18,000         18,000         18,000
  limited partner
  units
                          ===========      ==========       ========== =========    ==========     ==========   ============

                            For the Years Ended               For the                     For the Years Ended
                               Three Months Ended
                                  March 31                    March 31                         December 31
                           ------------------------    ------------------------   ---------------------------------------

                              2001         2000          1999           1998         1998           1997           1996
                           ----------   -----------   -----------    ----------   -----------   -----------    ----------
                                                                    Unaudited
Net cash provided by
  (used in):

  Operating activities   $    (55,648)  $     (18,170) $     (58,079) $     9,678  $     4,243  $      (6,960)  $  (143,337)
  Investing activities         12,913         (10,927)         6,023        3,200        6,437        (40,005)     (248,263)
  Financing activities              -               -              -     (900,000)    (900,000)             -       (26,564)
                           ----------   -----------   -----------    ----------   -----------   -----------     ----------
Net change in cash
  and cash equivalents        (42,735)        (29,097)       (52,056)    (887,122)   (889,320)        (46,965)     (418,164)
Cash and cash
  equivalents,
  beginning of period         480,598         509,695        561,751    1,451,071   1,451,071       1,498,036     1,916,200
                           ----------      -----------     -----------  ----------   -----------   -----------    ----------
Cash and cash
  equivalents, end of
  period                 $    437,863  $      480,598  $     509,695   $  563,949  $  561,751   $   1,451,071 $   1,498,036
                           ==========      ===========    ===========   ==========   ===========   ===========    ==========
Low Income Housing Credit per Unit was as follows for the years ended December
31:

                                     2000            1999             1998             1997             1996
                                 -------------   --------------   -------------    -------------    -------------
 Federal                   $   $          113  $           113  $          113   $          113   $          113
 State                                      -                -              17               66               85
                                 -------------   --------------   -------------    -------------    -------------
 Total                     $   $          113  $           113  $          130   $          179   $          198
                                 =============   ==============   =============    =============    =============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation


Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Financial Condition

The Partnership's assets at March 31, 2001 consisted of $438,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $7,330,000. Liabilities at March 31, 2001 primarily consisted of $849,000 of accrued annual management fees due to the General Partner.

Results of Operations

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. The Partnership's net loss for the year ended March 31, 2001 was $(1,069,000), reflecting a decrease of $49,000 from the net loss of $(1,118,000) experienced for the year ended March 31, 2000. The decrease in net loss is primarily due to equity in losses from limited partnerships which declined by $51,000 to $(822,000) for the year ended March 31, 2000 from $(873,000) for the year ended March 31, 2000. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

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

Cash Flows

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. Net cash used during the year ended March 31, 2001 was $(43,000), compared to net cash used for the year ended March 31, 2000 of $(29,000). The change was due primarily to an increase in the amount of cash paid to the General Partner for management fees compared with the amount paid in the prior year.

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

During the years ended March 31, 2001 and 2000 and the three months ended March 31, 1999, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $131,000, $166,000 and decreased by $9,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants



To the Partners
WNC California Housing Tax Credits III, L.P.


We have audited the accompanying balance sheets of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 76% and 77% of the total assets of the Partnership at March 31, 2001 and 2000, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.




                                         /s/  BDO SEIDMAN, LLP
                                              BDO SEIDMAN, LLP
Orange County, California
June 7, 2001

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                 See accompanying notes to financial statements
                                       15
                                                                                  March 31
                                                                        ------------------------------

                                                                            2001             2000
                                                                        -------------    -------------
 ASSETS
 Cash and cash equivalents                                            $      437,863   $      480,598
 Investments in limited partnerships, net
   (Notes 2 and 3)                                                         7,329,890        8,224,971
                                                                        -------------    -------------

                                                                      $    7,767,753   $    8,705,569
                                                                        =============    =============

 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

 Liabilities:
    Accrued fees and expenses due to General Partner
       and affiliates (Note 3)                                        $      849,164   $      718,279
                                                                        -------------    -------------

          Total liabilities                                                  849,164          718,279
                                                                        -------------    -------------

 Commitments and contingencies

 Partners' equity (deficit):
    General partner                                                         (100,945)         (90,258)
    Limited partners (30,000 units authorized; 18,000 units
       issued and outstanding)                                             7,019,534        8,077,548
                                                                        -------------     -------------

          Total partners' equity                                           6,918,589        7,987,290
                                                                        -------------    -------------

                                                                      $    7,767,753   $    8,705,569
                                                                        =============    =============


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS




                                                                                        For the
                                                                                      Three Months       For the Year
                                                                                       Ended March      Ended December
                                                      For the Years Ended March 31         31                 31
                                                      -----------------------------   --------------    ----------------

                                                          2001           2000             1999               1998
                                                      -------------   ------------    --------------    ----------------


Interest income                                     $       19,599  $      19,937   $         5,154   $          26,577

Operating expenses:
   Amortization (Note 2)                                    60,464         60,464            15,116              60,464
   Asset management fees (Note 3)                          181,571        181,385            46,542             186,167
   Other                                                    24,561         22,744             7,557              29,577
                                                      -------------   ------------    --------------    ----------------

    Total operating expenses                               266,596        264,593            69,215             276,208
                                                      -------------   ------------    --------------    ----------------

Loss from operations                                      (246,997)      (244,656)          (64,061)           (249,631)

Equity in losses of limited
  partnerships (Note 2)                                   (821,704)      (872,853)         (229,696)           (918,787)
                                                      -------------   ------------    --------------    ----------------

Net loss                                            $   (1,068,701) $  (1,117,509)         (293,757)$        (1,168,418)
                                                      =============   ============    ==============    ================

Net loss allocated to:
   General partner                                  $      (10,687) $     (11,175)$          (2,938)$           (11,684)
                                                      =============   ============    ==============    ================

   Limited partners                                 $   (1,058,014) $  (1,106,334)$        (290,819)$        (1,156,734)
                                                      =============   ============    ==============    ================

Net loss per limited partner unit                   $       (58.78) $      (61.46)$          (16.16)$            (64.26)
                                                      =============   ============    ==============    ================

Outstanding weighted limited partner units                  18,000         18,000            18,000              18,000
                                                      =============   ============    ==============    ================



                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

                                                               General            Limited
                                                               Partner            Partners             Total
                                                           ---------------    ---------------     ---------------
Partners' equity (deficit) at January 1, 1998             $        (64,461) $     10,631,435    $     10,566,974

Net loss                                                           (11,684)       (1,156,734)         (1,168,418)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at December 31, 1998                    (76,145)        9,474,701           9,398,556

Net loss                                                            (2,938)         (290,819)           (293,757)
                                                            ---------------    ---------------      ---------------
Partners' equity (deficit) at March 31, 1999                       (79,083)        9,183,882           9,104,799

Net loss                                                           (11,175)       (1,106,334)         (1,117,509)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2000                       (90,258)        8,077,548           7,987,290

Net loss                                                           (10,687)       (1,058,014)         (1,068,701)
                                                           ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2001              $       (100,945) $      7,019,534    $      6,918,589
                                                            ===============    ===============     ===============


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS






                                                    For the Years Ended March 31      For the        For the Year
                                                                                       Three
                                                                                       Months
                                                                                    Ended March         Ended
                                                                                         31          December 31
                                                    -----------------------------   -------------   ---------------

                                                         2001           2000            1999             1998
                                                     -------------   -----------    -------------   ---------------
Cash flows from operating activities:
   Net loss                                        $   (1,068,701)  $ (1,117,509)$      (293,757)$     (1,168,418)
   Adjustments to reconcile net loss to
     net cash (used in) provided by
     operating activities:
     Amortization                                          60,464         60,464          15,116           60,464
     Equity in loss of limited
       partnerships                                       821,704        872,853         229,696          918,787
     Change in other assets                                     -             -                -            2,242
     Change in accrued fees and
       expenses due to General
       Partner and affiliates                             130,885        166,022          (9,134)         191,168
                                                     -------------   -----------    -------------   ---------------
Net cash provided by (used in)
  operating activities                                    (55,648)       (18,170)        (58,079)           4,243
                                                     -------------    -----------    -------------   ---------------
Cash flows from investing activities:
   Investments in limited partnerships, net                     -        (16,836)              -                -
   Distributions from limited
     partnerships                                          12,913          5,909            6,023           6,437
                                                     -------------   -----------    -------------   ---------------
Net cash provided by (used in)
  investing activities                                     12,913        (10,927)           6,023           6,437
                                                     -------------   -----------    -------------   ---------------
Cash flows from financing activities:
   Return of capital                                            -              -                -        (900,000)
                                                     -------------   -----------    -------------   ---------------
Net decrease in cash and cash
  equivalents                                             (42,735)       (29,097)        (52,056)        (889,320)
Cash and cash equivalents,
   beginning of year                                      480,598        509,695          561,751       1,451,071
                                                     -------------   -----------    -------------   ---------------
Cash and cash equivalents,
   end of year                                     $      437,863   $    480,598   $      509,695  $      561,751
                                                     =============   ===========    =============   ===============
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW
  INFORMATION:

   Taxes paid                                      $          800  $         800   $            -  $          800
                                                      ============   ============    =============   ===============
                 See accompanying notes to financial statements

                                       16

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998



                                       24
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Organization

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

Change in Reporting Year End
----------------------------
In 1999, the Partnership elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 2.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Risks and Uncertainties
-----------------------
The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Losses from limited partnerships for the year ended December 31, 1998 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from Local Limited Partnerships for the years ended March 31, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998





 NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

 Offering Expenses
 -----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $2,366,564 at the end of all periods presented.

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

Concentration of Credit Risk
----------------------------

At March 31, 2001, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

Reporting Comprehensive Income
------------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


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

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2001 and 2000 are approximately $1,308,000 and $1,340,000 greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

At March 31, 2001 and 2000, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2001 and 2000 and the three month period ended March 31, 1999 amounting to approximately $23,838, $51,893 and $7,306, respectively, have not been recognized. The Partnership's share of losses during the year ended December 31, 1998 amounting to approximately $29,226, have not been recognized. As of March 31, 2001, the aggregate share of net losses not recognized by the Partnership amounted to $127,590.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

                                                              For the Years            For the Three       For the Year
                                                                                        Months Ended           Ended
                                                             Ended March 31               March 31          December 31
                                                        ----------------------------   -----------------    --------------

                                                            2001           2000              1999               1998
                                                        -------------   ------------   -----------------    --------------
Investments per balance sheet, beginning of period    $    8,224,971  $   9,164,197  $        9,415,032   $    10,400,720
Distributions received                                       (12,913)        (5,909)             (6,023)           (6,437)
Equity in losses of limited partnerships                    (821,704)      (872,853)           (229,696)         (918,787)
Amortization of paid acquisition fees and costs              (60,464)       (60,464)            (15,116)          (60,464)
                                                        -------------   ------------   -----------------    --------------

Investments per balance sheet, end of period          $    7,329,890  $   8,224,971  $        9,164,197   $     9,415,032
                                                        =============   ============   =================    ==============

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


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

                                         COMBINED CONDENSED BALANCE SHEETS

                                                                                    2000                1999
                                                                               ---------------     ---------------


  ASSETS

  Buildings and improvements, net of accumulated depreciation for 2000
   and 1999 of $7,676,000 and $6,517,000, respectively.                      $     28,334,000    $     29,592,000
  Land                                                                              2,380,000           2,213,000
  Other assets                                                                      2,214,000           2,035,000
                                                                               ---------------     ---------------

                                                                             $     32,928,000    $     33,840,000
                                                                               ===============     ===============

LIABILITIES

Mortgage and construction loans payable                                      $     24,163,000    $     24,293,000
Due to related parties                                                                626,000             722,000
Other liabilities                                                                   1,164,000             946,000
                                                                               ---------------     ---------------

                                                                                   25,953,000          25,961,000
                                                                               ---------------     ---------------

PARTNERS' CAPITAL

WNC California Housing Tax Credits III, L.P.                                        6,022,000           6,885,000
Other partners                                                                        953,000             994,000
                                                                               ---------------     ---------------

                                                                                    6,975,000           7,879,000
                                                                               ---------------     ---------------

                                                                             $     32,928,000    $     33,840,000
                                                                               ===============     ===============

                                       21

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                 2000               1999                1998
                                                            ---------------    ---------------     ---------------

Revenues                                                  $      3,040,000   $      2,986,000    $      2,901,000
                                                            ---------------    ---------------     ---------------

Expenses:
   Operating expenses                                            1,944,000          1,886,000           1,800,000
   Interest expense                                                814,000            870,000             871,000
   Depreciation and amortization                                 1,153,000          1,169,000           1,188,000
                                                            ---------------    ---------------     ---------------

         Total expenses                                          3,911,000          3,925,000           3,859,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $       (871,000) $        (939,000)   $       (958,000)
                                                            ===============    ===============     ===============

Net loss allocable to the Partnership                     $       (862,000) $        (930,000)   $       (948,000)
                                                            ===============    ===============     ===============

Net loss recorded by the Partnership                      $       (822,000) $        (873,000)   $       (919,000)
                                                           ===============    ===============     ===============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $412,391 and $324,520 as of March 31, 2001 and 2000, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001 $33,875 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

     Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in limited partnerships. Accumulated amortization was $42,738 and $27,276 as of March 31, 2001 and 2000, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $8,994 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998




     respective net acquisition cost component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

     An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $181,571 and $181,385 were incurred during the years ended March 31, 2001 and 2000, respectively, and $46,542 during the three months ended March 31, 1999 and $186,167 were incurred during 1998, of which, $50,000 and $12,500 were paid during the years ended March 31, 2001 and 2000, and $53,350 during the three months ended March 31, 1999. No fees were paid during 1998.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                            March 31
                                                                 --------------------------------
                                                                      2001             2000
                                                                ---------------   --------------
Reimbursement for expenses paid by the General                 $             -   $           500
   Partner or an affiliate

Asset management fee payable                                           849,164           717,779
                                                                 --------------    --------------

                                                               $       849,164   $       718,279
                                                                 ==============    ==============

The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------
The following is a summary of the quarterly operations for the years ended March 31, 2001 and 2000:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2001

Income                                $          5,264    $          5,220   $          5,018    $          4,097

Operating expenses                              64,939              71,908             64,907              64,842

Equity in losses of limited
     partnerships                             (218,159)           (218,159)          (218,159)           (167,227)

Net loss                                      (277,834)           (284,847)          (278,048)           (227,972)

Loss available to limited partner             (275,056)           (281,999)          (275,268)           (225,691)

Loss per limited partnership unit                  (15)                (16)               (15)                (13)


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998




NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) continued
                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2000
Income                                $          4,987    $          5,059   $          4,954    $          4,937

Operating expenses                              68,474              67,920             63,272              64,927

Equity in losses of limited
     partnerships                             (229,696)           (224,354)          (223,175)           (195,628)

Net loss                                      (293,183)           (287,215)          (281,493)           (255,618)

Loss available to limited partner             (290,251)           (284,343)          (278,678)           (253,062)

Loss per limited partnership unit                  (16)                (16)               (15)                (14)


NOTE 5 - INCOME TAXES
---------------------
No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

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

Wilfred N. Cooper, Sr., age 70, is the founder, Chief Executive Officer, Chairman, and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 67, is Vice Chairman, a Director, member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 38, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 49, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 46, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 55, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 38, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 46, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 64, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $181,571, $181,385, $46,542 and $186,167 were incurred during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates, $50,000, $12,500, $53,350 and $0 of those fees during the years ended March 31, 2001 and 2000 and the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $23,000, $9,000, $10,000 and $6,000 during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $21,000, $20,000 and $24,000 for the General Partner for the calendar years ended December 31, 2000, 1999 and 1998, respectively. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2001 and 2000 and the three months ended March 31, 1999 or the year ended December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------
     No person is known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

(b)  Security Ownership of Management
     --------------------------------
     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)  Changes in Control
     ------------------
     The management and control of the General Partner may be changed at any time in accordance with its organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

PART IV.

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial statements included in Part II hereof:
         -----------------------------------------------

       Report of Independent  Certified Public Accountants
       Balance Sheets, March 31, 2001 and 2000
       Statements of Operations for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
       Statements  of  Partners'  Equity for the years ended
       March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
       Statements of Cash Flows for the years ended
       March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
       Notes to Financial Statements

(a)(2) Financial statement schedules included in Part IV hereof:
       --------------------------------------------------------

       Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b)    Reports on Form 8-K.
       -------------------

       None

(c)    Exhibits.
       --------

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

21.1 Financial Statements of Colonial Village Roseville, for the years ended December 31, 2000 and 1999 together with Independent auditors' report thereon; a significant subsidiary of the partnership.

(d)    Financial  statement  schedules follow, as set forth in subsection (a)(2)
       --------------------------------------
       hereof.

Report of Independent Certified Public Accountants on Financial Statement Schedules





To the Partners
WNC California Housing Tax Credits III, L.P.


The audits referred to in our report dated June 7, 2001, relating to the 2001, 2000, 1999 and 1998 financial statements of WNC California Housing Tax Credits III, L.P. (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                        /s/ BDO SEIDMAN, LLP
                                            BDO SEIDMAN, LLP

Orange County, California
June 7, 2001

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                ------------------------------    ------------------------------------------------
                                                         As of March 31, 2001                As of December 31, 2000
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden                     Delhi,
Apartment Associates              California          $   391,000     $  391,000   $ 1,386,000   $ 1,757,000   $ 448,000 $ 1,309,000

Almond View                       Stockton,
Apartments, Ltd.                  California            1,639,000      1,639,000     1,761,000     3,525,000     809,000   2,716,000

Buccaneer Associates,             Fernandia
Limited                           Beach, Florida          365,000        365,000     1,473,000     2,218,000     406,000   1,812,000

Candleridge Apartments            Perry,
of Perry L.P. II                  Iowa                    126,000        126,000       698,000       892,000     200,000     692,000

Colonial Village                  Roseville,
Roseville                         Calfornia             2,811,000      2,811,000     2,073,000     5,300,000   1,174,000   4,126,000

Dallas County                     Orrville,
Housing, Ltd.                     Alabama                 130,000        130,000       613,000       760,000     161,000     599,000

La Paloma del Sol                 Deming, New
Limited Partnership               Mexico                  254,000        254,000     1,429,000     1,784,000     320,000   1,464,000

Memory Lane                       Yankton,
Limited Partnership               South Dakota            151,000        151,000       682,000       875,000     341,000     534,000

Nueva Sierra                      Richgrove,
Vista Associates                  California            1,688,000      1,688,000     1,631,000     3,288,000     471,000   2,817,000

Old Fort Highway                  Hidalgo,
Limited Partnership               Texas                   249,000        249,000     1,275,000     1,671,000     312,000   1,359,000


WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                  -----------------------------    ------------------------------------------------
                                                         As of March 31, 2001                As of December 31, 2000
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments,                 Orosi,
Ltd.                              California             461,000         461,000    1,943,000     2,443,000     315,000    2,128,000

Parlier Garden                    Parlier,
Apts.                             California             453,000         453,000    1,705,000     2,193,000     376,000    1,817,000

Rosewood Apartments               Superior,
Limited Partnership               Wisconsin              185,000         185,000      495,000       767,000     138,000      629,000

Sun Manor, L.P.                   Itta Bena,
                                  Mississippi            230,000         230,000    1,055,000     1,341,000     313,000    1,028,000

Tahoe Pines                       South Lake
Apartments                        Tahoe,
                                  California           1,633,000       1,633,000    1,680,000     3,291,000     769,000    2,522,000

Venus Retirement                  Venus,
Village, Ltd.                     Texas                  161,000         161,000      724,000       928,000     247,000      681,000

Walnut - Pixley,                  Orange,
L.P.                              California           1,078,000       1,078,000    1,710,000     2,765,000     518,000    2,247,000

Winters Investment                Winters,
Group                             California             531,000         531,000    1,830,000     2,592,000     358,000    2,234,000
                                                   --------------   ------------ ------------  ------------ ----------- ------------
                                                   $  12,536,000    $ 12,536,000 $ 24,163,000  $ 38,390,000 $ 7,676,000 $ 30,714,000
                                                   ==============   ============ ============  ============= =========== ===========



WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                   -------------------------------------------------------------------------------------------------
                                                             For the year ended December 31, 2000
                                   ------------------------------------------------------------------------------------------------
                                                                            Year Investment                      Estimated Useful
          Partnership Name           Rental Income    Net Loss               Acquired             Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden
Apartment Associates                   $ 162,000    $  (55,000)               1994             Completed               27.5

Almond View
Apartments, Ltd.                         196,000      (212,000)               1994             Completed               27.5

Buccaneer Associates, Limited            206,000       (48,000)               1994             Completed                 40

Candleridge Apartments of Perry
L.P. II                                  144,000       (17,000)               1994             Completed               27.5

Colonial Village Roseville               425,000       (66,000)               1993             Completed               27.5

Dallas County Housing, Ltd.               65,000       (18,000)               1993             Completed                 40

La Paloma del Sol Limited
Partnership                              125,000       (34,000)               1993             Completed                 40

Memory Lane
Limited Partnership                       61,000       (36,000)               1994             Completed                 25

Nueva Sierra Vista Associates            149,000      (108,000)               1994             Completed                 40

Old Fort Limited Partnership             161,000       (24,000)               1993             Completed                 40

Orosi Apartments, Ltd.                   189,000       (15,000)               1993             Completed                 50

Parlier Garden Apts.                     203,000        (5,000)               1994             Completed                 40

Rosewood Apartments Limited
Partnership                               83,000         6,000                1994             Completed                 40

Sun Manor, L.P.                          141,000       (24,000)               1993             Completed               27.5

Tahoe Pines Apartments                   174,000      (123,000)               1994             Completed               27.5

Venus Retirement Village, Ltd.            87,000       (23,000)               1993             Completed                 25

Walnut - Pixley, L.P.                    146,000       (46,000)               1993             Completed                 40

Winters Investment Group                 192,000       (23,000)               1994             Completed                 50
                                    -------------   -----------
                                     $ 2,909,000     $(871,000)
                                    ============    ===========


WNC Housing Tax Cund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                ------------------------------    ------------------------------------------------
                                                         As of March 31, 2000               As of December 31, 1999
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden                     Delhi,
Apartment Associates              California          $   391,000     $  391,000   $ 1,390,000   $ 1,757,000   $ 383,000 $ 1,374,000

Almond View                       Stockton,
Apartments, Ltd.                  California            1,639,000      1,639,000     1,767,000     3,525,000     682,000   2,843,000

Buccaneer Associates,             Fernandia
Limited                           Beach, Florida          365,000        365,000     1,477,000     2,218,000     353,000   1,865,000

Candleridge Apartments            Perry,
of Perry L.P. II                  Iowa                    126,000        126,000       701,000       891,000     167,000     724,000

Colonial Village                  Roseville,
Roseville                         Calfornia             2,811,000      2,811,000     2,101,000     5,292,000     981,000   4,311,000

Dallas County                     Orrville,
Housing, Ltd.                     Alabama                 130,000        130,000       615,000       760,000     139,000     621,000

La Paloma del Sol                 Deming, New
Limited Partnership               Mexico                  254,000        254,000     1,434,000     1,780,000     274,000   1,506,000

Memory Lane                       Yankton,
Limited Partnership               South Dakota            151,000        151,000       685,000       874,000     299,000     575,000

Nueva Sierra                      Richgrove,
Vista Associates                  California            1,688,000      1,688,000     1,633,000     3,253,000     373,000   2,880,000

Old Fort Highway                  Hidalgo,
Limited Partnership               Texas                   249,000        249,000     1,279,000     1,657,000     266,000   1,391,000



WNC Housing Tax Cund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                  -----------------------------    ------------------------------------------------
                                                         As of March 31, 2000                As of December 31, 1999
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments,                 Orosi,
Ltd.                              California             461,000         461,000    1,955,000     2,442,000     268,000    2,174,000

Parlier Garden                    Parlier,
Apts.                             California             453,000         453,000    1,710,000     2,190,000     325,000    1,865,000

Rosewood Apartments               Superior,
Limited Partnership               Wisconsin              185,000         185,000      507,000       767,000     118,000      649,000

Sun Manor, L.P.                   Itta Bena,
                                  Mississippi            230,000         230,000    1,058,000     1,340,000     265,000    1,075,000

Tahoe Pines                       South Lake
Apartments                        Tahoe,
                                  California           1,633,000       1,633,000    1,692,000     3,289,000     642,000    2,647,000

Venus Retirement                  Venus,
Village, Ltd.                     Texas                  161,000         161,000      726,000       929,000     212,000      717,000

Walnut - Pixley,                  Orange,
L.P.                              California           1,078,000       1,078,000    1,727,000     2,766,000     459,000    2,307,000

Winters Investment                Winters,
Group                             California             531,000         531,000    1,836,000     2,592,000     311,000    2,281,000
                                                   --------------   ------------ ------------  ------------ ----------- ------------
                                                   $  12,536,000    $ 12,536,000 $ 24,293,000  $ 38,322,000 $ 6,517,000 $ 31,805,000
                                                   ==============   ============ ============  ============= =========== ===========

                                       35

WNC Housing Tax Credit FunIII, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                   -------------------------------------------------------------------------------------------------
                                                             For the year ended December 31, 1999
                                   ------------------------------------------------------------------------------------------------
                                                                            Year Investment                      Estimated Useful
          Partnership Name           Rental Income    Net Loss               Acquired             Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden
Apartment Associates                   $ 158,000    $  (52,000)               1994             Completed               27.5

Almond View
Apartments, Ltd.                         183,000      (230,000)               1994             Completed               27.5

Buccaneer Associates, Limited            197,000       (43,000)               1994             Completed                 40

Candleridge Apartments of Perry
L.P. II                                  140,000       (12,000)               1994             Completed               27.5

Colonial Village Roseville               402,000       (30,000)               1993             Completed               27.5

Dallas County Housing, Ltd.               61,000       (19,000)               1993             Completed                 40

La Paloma del Sol Limited
Partnership                              137,000       (22,000)               1993             Completed                 40

Memory Lane
Limited Partnership                       64,000       (36,000)               1994             Completed                 25

Nueva Sierra Vista Associates            146,000      (139,000)               1994             Completed                 40

Old Fort Limited Partnership             163,000       (17,000)               1993             Completed                 40

Orosi Apartments, Ltd.                   183,000       (19,000)               1993             Completed                 50

Parlier Garden Apts.                     190,000       (48,000)               1994             Completed                 40

Rosewood Apartments Limited
Partnership                               73,000       (10.000)               1994             Completed                 40

Sun Manor, L.P.                          139,000       (27,000)               1993             Completed               27.5

Tahoe Pines Apartments                   178,000      (122,000)               1994             Completed               27.5

Venus Retirement Village, Ltd.            83,000       (22,000)               1993             Completed                 25

Walnut - Pixley, L.P.                    141,000       (45,000)               1993             Completed                 40

Winters Investment Group                 188,000       (46,000)               1994             Completed                 50
                                    -------------   -----------
                                     $ 2,826,000     $(939,000)
                                    ============    ===========

                                       36

WNC Housing Tax Credit Fund I
WNC Housing Tax Cund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                ------------------------------    ------------------------------------------------
                                                         As of March 31, 1999              As of December 31, 1998
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden                     Delhi,
Apartment Associates              California          $   391,000     $  391,000   $ 1,394,000   $ 1,756,000   $ 318,000 $ 1,438,000

Almond View                       Stockton,
Apartments, Ltd.                  California            1,639,000      1,639,000     1,774,000     3,525,000     552,000   2,973,000

Buccaneer Associates,             Fernandia
Limited                           Beach, Florida          365,000        365,000     1,482,000     2,218,000     298,000   1,920,000

Candleridge Apartments            Perry,
of Perry L.P. II                  Iowa                    126,000        126,000       705,000       878,000     136,000     742,000

Colonial Village                  Roseville,
Roseville                         Calfornia             2,811,000      2,811,000     2,128,000     5,285,000     791,000   4,494,000

Dallas County                     Orrville,
Housing, Ltd.                     Alabama                 130,000        130,000       617,000       760,000     116,000     644,000

La Paloma del Sol                 Deming, New
Limited Partnership               Mexico                  254,000        254,000     1,438,000     1,762,000     228,000   1,534,000

Memory Lane                       Yankton,
Limited Partnership               South Dakota            151,000        151,000       688,000       874,000     257,000     617,000

Nueva Sierra                      Richgrove,
Vista Associates                  California            1,688,000      1,688,000     1,805,000     3,253,000     293,000   2,960,000

Old Fort Highway                  Hidalgo,
Limited Partnership               Texas                   249,000        249,000     1,282,000     1,646,000     223,000   1,423,000


WNC Housing Tax Credit Fund III
WNC Housing Tax Cund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                  -----------------------------    ------------------------------------------------
                                                         As of March 31, 1999               As of December 31, 1998
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments,                 Orosi,
Ltd.                              California             461,000         461,000    1,966,000     2,437,000     220,000    2,217,000

Parlier Garden                    Parlier,
Apts.                             California             453,000         453,000    1,715,000     2,187,000     265,000    1,922,000

Rosewood Apartments               Superior,
Limited Partnership               Wisconsin              185,000         168,000      518,000       767,000      96,000      671,000

Sun Manor, L.P.                   Itta Bena,
                                  Mississippi            230,000         230,000    1,061,000     1,338,000     217,000    1,121,000

Tahoe Pines                       South Lake
Apartments                        Tahoe,
                                  California           1,633,000       1,633,000    1,702,000     3,290,000     515,000    2,775,000

Venus Retirement                  Venus,
Village, Ltd.                     Texas                  161,000         161,000      728,000       929,000     174,000      755,000

Walnut - Pixley,                  Orange,
L.P.                              California           1,078,000       1,078,000    1,742,000     2,766,000     401,000    2,365,000

Winters Investment                Winters,
Group                             California             531,000         531,000    1,842,000     2,592,000     260,000    2,332,000
                                                   --------------   ------------ ------------  ------------ ----------- ------------
                                                   $  12,536,000    $ 12,519,000 $ 24,587,000  $ 38,263,000 $ 5,360,000 $ 32,903,000
                                                   ==============   ============ ============  ============= =========== ===========


WNC Housing Tax Credit Fun
WNC Housing Tax Credit FunIII, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                   -------------------------------------------------------------------------------------------------
                                                             For the year ended December 31, 1998
                                   ------------------------------------------------------------------------------------------------
                                                                            Year Investment                      Estimated Useful
          Partnership Name           Rental Income    Net Loss               Acquired             Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden
Apartment Associates                   $ 155,000    $  (59,000)               1994             Completed               27.5

Almond View
Apartments, Ltd.                         185,000      (233,000)               1994             Completed               27.5

Buccaneer Associates, Limited            200,000       (34,000)               1994             Completed                 40

Candleridge Apartments of Perry
L.P. II                                  139,000       (11,000)               1994             Completed               27.5

Colonial Village Roseville               380,000       (55,000)               1993             Completed               27.5

Dallas County Housing, Ltd.               62,000       (12,000)               1993             Completed                 40

La Paloma del Sol Limited
Partnership                              134,000       (11,000)               1993             Completed                 40

Memory Lane
Limited Partnership                       65,000       (30,000)               1994             Completed                 25

Nueva Sierra Vista Associates            141,000      (119,000)               1994             Completed                 40

Old Fort Limited Partnership             163,000        (3,000)               1993             Completed                 40

Orosi Apartments, Ltd.                   184,000       (24,000)               1993             Completed                 50

Parlier Garden Apts.                     191,000       (28,000)               1994             Completed                 40

Rosewood Apartments Limited
Partnership                               71,000        (9.000)               1994             Completed                 40

Sun Manor, L.P.                          139,000       (15,000)               1993             Completed               27.5

Tahoe Pines Apartments                   180,000      (101,000)               1994             Completed               27.5

Venus Retirement Village, Ltd.            83,000       (24,000)               1993             Completed                 25

Walnut - Pixley, L.P.                    136,000       (49,000)               1993             Completed                 40

Winters Investment Group                 185,000       (41,000)               1994             Completed                 50
                                    -------------   -----------
                                     $ 2,793,000     $(958,000)
                                    ============    ===========

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC California Tax Credit Partners III, L.P.
General Partner of the Registrant

By:  WNC & Associates, Inc.
General Partner of WNC California Tax Credit Partners III, L.P.

By:  /s/ Wilfred N. Cooper, Jr.
     --------------------------
Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date:  June 27,2001
----------------------

By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date:  June 27,2001
-------------------

By:  /s/ Wilfred N. Cooper, Sr.
     --------------------------
Wilfred N. Cooper, Sr., General Partner

Date: June 27,2001
------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: June 27,2001
------------------

By: /s/ John B. Lester, Jr.
    -----------------------
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: June 27,2001


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: June 27,2001
------------------
                                       40

Exhibit
Number      Exhibit Description

EX-21.1     Financial  Statements of Colonial  Village  Roseville.













                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)


                             Financial Statements.
                     Years Ended December 31, 2000 and 1999

                                 C O N T E N T S


INDEPENDENT AUDITOR'S REPORT ON
     THE FINANCIAL STATEMENTS............................................... 1


FINANCIAL STATEMENTS

     Balance sheets......................................................  2-3
     Statements of income..................................................4-7
     Statements of changes in partners' equity...............................8
     Statements of cash flows.............................................9-10
     Notes to financial statements.......................................11-14

                          INDEPENDENT AUDITORS REPORT



To the Partners
Colonial Village Roseville
(A California Limited Partnership)
Rocklin, California




I have audited the accompanying balance sheets of Colonial Village Roseville (A California Limited Partnership), as of December 31, 2000 and 1999, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Village Roseville (A California Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





Stockton, California                           /s/ Bernard E. Rea, CPA
March 22, 2001                                     Bernard E. Rea, CPA

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 2000 and 1999



                   ASSETS                                                         2000                        1999
                                                                                  ----                        ----

CURRENT ASSETS
     Cash                                                                             $  128,354                    $ 78,528
     Rents receivable                                                                        - -                         587
     Other receivables                                                                       - -                         - -
     Prepaid expense                                                                       2,768                       2,939
                                                                                      ----------                    --------
                  Total current assets                                                $  131,122                    $ 82,054
                                                                                      ----------                    --------


RESTRICTED DEPOSITS AND FUNDED RESERVES
     Tenants' security deposits                                                       $  25,692                   $  24,903
     Replacement reserve escrow                                                          97,897                      76,760
                                                                                      ----------                  ---------
                                                                                      $ 123,589                   $ 101,663
                                                                                      ----------                  ---------

PROPERTY AND EQUIPMENT, AT COST
     Land                                                                             $  315,303                  $  315,303
     Building                                                                          4,808,665                   4,808,665
     Equipment                                                                           175,386                     167,665
                                                                                      ----------                  ----------
                                                                                      $5,299,354                  $5,291,633
     Less accumulated depreciation                                                     1,173,502                     981,267
                                                                                      ----------                  ----------
                                                                                      $4,125,852                  $4,310,366
                                                                                      ----------                  ----------

OTHER ASSETS
     Deferred charges, less accumulated
         amortization of $28,875 and $23,662                                          $  104,547                  $  109,760
                                                                                      ----------                  ----------
                                                                                      $  104,547                  $  109,760
                                                                                      ----------                  ----------


                                                                                      $4,485,110                  $4,603,843
                                                                                      ==========                  ==========




See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 2000 and 1999



                   LIABILITIES AND PARTNERS' EQUITY                               2000                        1999
                                                                                  ----                        ----

CURRENT LIABILITIES
     Current maturities of long-term debt                                            $    29,679                 $    27,320
     Accounts payable                                                                     13,032                       8,021
     Accrued expense                                                                         800                         800
     Developer fees payable                                                               26,500                      25,500
     Advances from general partner, without
         interest, due date, or collateral                                                   - -                       7,355
     Accrued interest                                                                        - -                         - -
                                                                                       -----------                 -----------
             Total current liabilities                                               $    70,011                 $    68,996
                                                                                       -----------                 -----------


DEPOSIT AND PREPAYMENT LIABILITIES
     Tenants' security deposits                                                      $    26,164                 $    23,964
     Prepaid rents                                                                           - -                         - -
                                                                                       -----------                 -----------
                                                                                     $    26,164                 $    23,964
                                                                                       -----------                 -----------


LONG-TERM DEBT
     Mortgage payable, less current maturities                                       $ 2,043,658                 $ 2,073,512
     Developer fees payable                                                              355,053                     381,553
                                                                                     -------------               -------------
                                                                                    $  2,398,711                 $ 2,455,065
                                                                                    --------------              --------------
COMMITMENT


PARTNERS' EQUITY                                                                     $ 1,990,224                 $ 2,055,818
                                                                                     -------------               -------------



                                                                                     $ 4,485,110                 $ 4,603,843
                                                                                     =============               =============



See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME
                     Years Ended December 31, 2000 and 1999

                                                                                  2000                        1999
                                                                                  ----                        ----
RENTAL INCOME
     Apartments                                                                         $  424,721                   $ 402,297
     Tenant assistance payments                                                                - -                         - -
     Furniture and equipment                                                                   - -                         - -
     Commercial                                                                                - -                         - -
     Parking spaces                                                                            - -                         - -
     Subsidy income                                                                            - -                         - -
     Miscellaneous                                                                             - -                         - -
                                                                                        ------------                 -----------
        Net rental revenue                                                              $  424,721                   $ 402,297
                                                                                        ------------                 -----------


FINANCIAL REVENUE
     Interest Income - project operations                                               $    1,708                   $   2,032
     Income from investments - replacement reserve                                           4,525                       1,954
     Income from investments - operating reserve                                             1,884                         570
     Income from investments - miscellaneous                                                   - -                         - -
                                                                                        ------------                 ------------
        Sub-total financial revenue                                                     $    8,117                   $   4,556
                                                                                        ------------                 ------------


OTHER REVENUE
     Laundry and vending                                                                $    7,921                   $   6,958
     NSF and late charges                                                                    2,339                       1,707
     Damage and cleaning fees                                                                4,204                       5,001
     Forfeited tenant security deposits                                                        - -                         - -
     Other revenue                                                                           3,094                      59,379
                                                                                        ------------                 -----------
        Sub-total other revenue                                                         $   17,558                   $  73,045
                                                                                        ------------                 ------------


                    Total revenues                                                      $  450,396                   $ 479,898
                                                                                        ============                 ============


See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                        STATEMENTS OF INCOME (CONTINUED)
                     Years Ended December 31, 2000 and 1999


                                                                                   2000                        1999
                                                                                   ----                        ----
OPERATING EXPENSES

     Renting expenses
         Advertising                                                                  $      - -                    $      50
         Miscellaneous renting expenses                                                    4,505                        5,592
                                                                                      ----------                    ----------
            Sub-total renting expenses                                                $    4,505                    $   5,642
                                                                                      ----------                    ----------

     Administrative expenses
         Office salaries                                                              $      - -                    $     467
         Office supplies                                                                   1,957                        1,926
         Office rent                                                                         - -                          - -
         Management fee                                                                   24,192                       24,192
         Manager's salary                                                                 20,147                       23,589
         Manager rent free unit                                                              - -                          - -
         Legal expense                                                                       210                          679
         Audit expense                                                                     4,868                        4,368
         Bookkeeping / accounting services                                                   - -                         - -
         Telephone and answering service                                                   2,099                        2,590
         Bad debts                                                                         3,673                         - -
         Miscellaneous administrative expenses                                             5,815                        3,564
                                                                                      -----------                   ----------
            Sub-total administrative expenses                                         $   62,961                    $  61,375
                                                                                      -----------                   ----------

     Utilities expense
         Fuel oil / coal                                                              $      - -                     $    - -
         Electricity                                                                       5,493                        5,932
         Water                                                                             3,363                        3,421
         Gas                                                                               2,088                        2,190
         Sewer                                                                             5,843                        4,968
                                                                                      -------------                 ------------
           Sub-total utilities expense                                                $   16,787                   $   16,511
                                                                                      -------------                 ------------


See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                        STATEMENTS OF INCOME (CONTINUED)
                     Years Ended December 31, 2000 and 1999

                                                                                   2000                        1999
                                                                                   ----                        ----

         Operating and maintenance expense
         Janitor and cleaning payroll                                                  $      - -                      $  - -
         Janitor and cleaning supplies                                                        896                       1,451
         Janitor and cleaning contract                                                      1,965                       2,383
         Exterminating payroll / contract                                                     741                         702
         Exterminating supplies                                                               - -                         - -
         Garbage and trash removal                                                          8,278                       5,545
         Security payroll / contract                                                          - -                         - -
         Grounds payroll                                                                      - -                         - -
         Grounds supplies                                                                     551                         866
         Grounds contract                                                                   6,020                       5,931
         Repairs payroll                                                                   23,916                      10,851
         Repairs material                                                                   4,016                      13,127
         Repairs contract                                                                   3,314                       1,480
         Elevator maintenance / contract                                                      - -                         - -
         Heating / cooling repairs and maintenance                                            - -                         - -
         Swim pool maintenance / contract                                                     - -                         - -
         Snow removal                                                                         - -                         - -
         Decorating payroll / contract                                                      1,041                         801
         Decorating supplies                                                                  978                       1,276
         Vehicle and maintenance equipment o & r                                              - -                         176
         Miscellaneous operating and maint. expenses                                        2,668                       7,447
                                                                                      ------------                   ---------
            Sub-total operating & maint. expense                                      $    54,384                    $ 52,036
                                                                                      ------------                   ---------

     Taxes and insurance
         Real estate taxes                                                             $    1,850                    $  1,819
         Payroll taxes                                                                      4,088                       3,571
         Miscellaneous taxes, licenses, and permits                                           800                         800
         Property and liability insurance                                                   4,349                       3,889
         Fidelity bond insurance                                                              - -                         - -
         Workman's compensation                                                             2,646                       1,929
         Health insurance and other employee benefits                                       5,992                       4,722
         Other insurance                                                                      - -                         - -
                                                                                       -----------                   ---------
            Sub-total taxes & insurance                                                $   19,725                    $ 16,730
                                                                                       -----------                   ---------

                    Total operating expenses                                           $  158,362                   $ 152,294
                                                                                       -----------                  ----------


See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                        STATEMENTS OF INCOME (CONTINUED)
                     Years Ended December 31, 2000 and 1999



                                                                                   2000                        1999
                                                                                   ----                        ----
OTHER EXPENSES
     Interest expense - mortgage                                                       $ 160,180                   $ 162,204
     Interest expense - notes                                                                - -                         - -
     Miscellaneous financial expense                                                         - -                         - -
     Depreciation and amortization                                                       197,448                     195,417
     Non project expenses                                                                    - -                         - -
                                                                                      -----------                  -----------
        Sub-total other expenses                                                       $ 357,628                   $ 357,621
                                                                                      -----------                  -----------

                    Total expenses                                                     $ 515,990                   $ 509,915
                                                                                      -----------                  -----------

                    Net income (loss)                                                  $ (65,594)                  $ (30,017)
                                                                                       ===========                 ============



See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY
                     Years Ended December 31, 2000 and 1999

                                                                              General                    Limited
                                                     Total                    Partner                   Partner
                                                     ------                  ----------                 --------
Partners' equity
     December 31, 1998                                  $2,085,835                  $ 46,299                $2,039,536

Partners' capital
     contributions                                             - -                       - -                       - -

Partners' capital
     distributions                                             - -                       - -                       - -

Net income (loss)                                          (30,017)                     (300)                  (29,717)
                                                        ------------                ----------              ------------
Partners' equity
     December 31, 1999                                  $2,055,818                  $ 45,999                $2,009,819

Partners' capital
     contributions                                             - -                       - -                       - -

Partners' capital
     distributions                                             - -                       - -                       - -

Net income (loss)                                          (65,594)                     (656)                  (64,938)
                                                        -------------               ----------              ------------
Partners' equity
     December 31, 2000                                  $1,990,224                  $ 45,343                $1,944,881
                                                        ============                ==========              ============


Percentage at
     December 31, 2000                                        100%                         1%                      99%
                                                         ============                ==========             =============



See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2000 and 1999


                                                                                 2000                        1999
                                                                                 -----                       -----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                               $  (65,594)                  $ (30,017)
     Adjustments to reconcile net income
      (loss) to net cash provided by
       (used in) operating activities:
         Depreciation and amortization                                                  197,448                     195,417
         Change in assets and liabilities:
          Decrease (increase) in:
             Prepaid expenses                                                               171                         (30)
             Tenants' security deposits                                                    (789)                     (5,474)
             Rents receivable                                                               587                        (587)
             Other receivables                                                              - -                         - -
          Increase (decrease) in:
             Accounts payable                                                            (5,011)                     (3,441)
             Accrued expenses                                                               - -                         - -
             Accrued interest                                                               - -                     (13,604)
             Prepaid rents                                                                  - -                         - -
             Tenants' security deposits                                                   2,200                       4,725
                                                                                     -----------                  -----------
                Net cash provided by (used in)
                      operating activities                                           $  139,034                   $ 146,989
                                                                                     -----------                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Funding of replacement reserve escrow                                           $  (21,137)                  $ (19,360)
     Withdrawals from replacement reserve escrow                                            - -                         - -
     Acquisition of property and equipment                                               (7,721)                     (6,693)
                                                                                     ------------                ------------
             Net cash provided by (used in)
                     investing activities                                            $  (28,858)                  $ (26,053)
                                                                                     ------------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Partner contributions                                                              $   - -                  $      - -
     Partner distributions                                                                  - -                         - -
     Advances from general partner                                                       (7,355)                       (896)
     Payment of development fees payable                                                (25,500)                    (24,500)
     Principal payments on long-term debt                                               (27,495)                    (27,507)
                                                                                     ------------                 -----------
             Net cash provided by (used in)
                     financing activities                                            $  (60,350)                  $ (52,903)
                                                                                     ------------                 -----------




See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     Years Ended December 31, 2000 and 1999



                                                                                 2000                        1999
                                                                                 ----                        ----
Increase (decrease) in cash and
cash equivalents                                                                    $   49,826                  $   68,033

Cash and cash equivalents
     Beginning                                                                          78,528                      10,495
                                                                                    -----------                 -----------
     Ending                                                                         $  128,354                  $   78,528
                                                                                    ===========                 ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
         Cash paid during the year for interest                                     $  160,180                  $  175,808
                                                                                    ===========                 ===========



See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Partnership's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

     Capitalization and Depreciation
     -------------------------------
     Land, buildings and improvements are recorded at cost. Depreciation of buildings and equipment is computed principally using the Modified Accelerated Cost Recovery System which approximates straight-line for buildings and double-declining balance for equipment over the following estimated useful lives:


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

     Cash and cash equivalents
     -------------------------
     For purposes of reporting the statements of cash flows, the Partnership includes all cash accounts which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents on the accompanying balance sheet.

     Amortization
     ------------
     Deferred charges are amortized over the following estimated useful lives using the straight-line method:


                                                           Years
                                                           -----
                      Deferred debt expense                   30
                      Tax credit monitoring fee               15

     Income Taxes
     ------------
     No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

                          NOTES TO FINANCIAL STATEMENTS




Note 1 - Summary of Significant Accounting Policies (continued)

      Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

      Personal Assets and Liabilities
      -------------------------------
     In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include the personal assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Partnership, nor any provision for income tax expense.


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


NOTE 3 - Deferred charges

     Deferred charges as of December 31, 2000 and 1999, consists of the following:

                                                       2000           1999
     Deferred debt expense                              $  110,462   $   110,462
     Tax credit monitoring fee                              22,960        22,960
                                                         ------------  ---------
                                                        $  133,422   $   133,422
              Less accumulated amortization                 28,875        23,662
                                                        ------------- ----------
                                                        $  104,547   $   109,760
                                                        ===========  ===========

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

     Under the terms of the 30-year Promissory Note with CCRC, the loan provides for an initial interest rate of 7.67% and monthly payments of $15,639.62 commencing on September 1, 1995, and continuing through August 2025. The interest rate and monthly payment will be adjusted at year eleven (11) and year twenty-one (21), at which time the interest rate will be adjusted based on the Current Index plus 2.75% and the payment will be adjusted and determined by the amount of the monthly payment that would be sufficient to repay the note within 360 months of the initial payment date. As Of December 31, 2000, the current interest rate, and minimum monthly payment due is 7.67% and $15,639.62, respectively.

     The apartment complex is pledged as collateral for the mortgage and is secured by deeds of trust, assignment of rents, security agreements and fixture filings against the property.

     Aggregate maturities of Long-term debt for the next five years are as follows:

                  December 31,      2001                        $      29,679
                                    2002                               32,038
                                    2003                               34,583
                                    2004                               37,331
                                    2005                               40,297
                                 Thereafter                         1,899,409
                                                                 --------------
                                  TOTAL                         $   2,073,337
                                                                ================


NOTE 6 - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

      Developer Fees
      --------------

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

     Management Fee
     --------------

     In accordance with the Management Agreement, the Partnership paid Project Go, Inc., the general partner, a management fee during 2000 in the amount of $24,192, for services rendered in connection with the leasing and operation of the project. The fee for its services is approximately 6% of the project's rental income.

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


Note 8 - Current VULNERABILITY due to certain concentrations

     The Partnerships sole asset is Colonial Village Roseville Apartments. The Partnerships operations are concentrated in the multifamily real estate market.