Form 10-Q
period 2001-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2001-08-13
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057



                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2001



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
              June 30, 2001 and March 31, 2001.................................3

     Statements of Operations
              For the three months ended June 30, 2001 and 2000................4

     Statement of Partners' Equity (Deficit)
              For the three months ended June 30, 2001.........................5

     Statements of Cash Flows
              For the three months ended June 30, 2001 and 2000.-..............6

     Notes to Financial Statements.............................................7

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................13

     Item 3. Quantitative and Qualitative Disclosures about Market Risks......14

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................14

     Item 6. Exhibits and Reports on Form 8-K.................................14

     Signatures ..............................................................15

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                    June 30, 2001                     March 31, 2001
                                                                -----------------------             -------------------
                                                                      (unaudited)
ASSETS

Cash and cash equivalents                                     $                441,124            $            437,863
Investments in limited partnerships, net (Note 2)                            7,114,873                       7,329,890
                                                                -----------------------             -------------------
                                                              $              7,555,997            $          7,767,753
                                                                =======================             ===================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $                882,010            $            849,164
                                                                -----------------------             -------------------
      Total liabilities                                                        882,010                         849,164
                                                                -----------------------             -------------------
Partners' equity (deficit):
  General partner                                                             (103,391)                       (100,945)
  Limited partners (30,000 units authorized;
     18,000 units issued and outstanding)                                    6,777,378                       7,019,534
                                                                -----------------------             -------------------
        Total partners' equity                                               6,673,987                       6,918,589
                                                                -----------------------             -------------------
                                                              $              7,555,997            $          7,767,753
                                                                =======================             ===================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)


                                                                     2001                             2000
                                                              -------------------               -----------------
Interest income                                             $              3,663              $            5,264
                                                              -------------------               -----------------
Operating expenses:
  Amortization (Note 2)                                                            14,718                          15,116
  Asset management fees (Note 3)                                          45,346                          45,346
  Legal and accounting                                                         0                           1,853
  Other                                                                      800                           2,624
                                                              -------------------               -----------------
    Total operating expenses                                              60,864                          64,939
                                                              -------------------               -----------------
Loss from operations                                                     (57,201)                        (59,675)
                                                              -------------------               -----------------
Equity in losses of
 limited partnerships (Note 2)                                          (187,401)                       (218,159)
                                                              -------------------               -----------------
Net loss                                                    $           (244,602)              $        (277,834)
                                                              ===================               =================
Net loss allocated to:
  General partner                                           $             (2,446)              $          (2,778)
                                                              ===================               =================
  Limited partners                                          $           (242,156)              $        (275,056)
                                                              ===================               =================
Net loss per limited
 partner unit                                               $                (13)              $             (15)
                                                              ===================               =================
Outstanding weighted limited
 partner units
                                                                          18,000                          18,000
                                                              ===================               =================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2001
                                   (unaudited)

                                                            General                Limited
                                                            Partner               Partners               Total
                                                        -----------------      ----------------     ----------------
Partners' equity (deficit) at March 31, 2001          $        (100,945)     $      7,019,534      $     6,918,589

Net loss                                                         (2,446)             (242,156)            (244,602)
                                                        -----------------      ----------------     ----------------
Partners' equity (deficit) at June 30, 2001           $        (103,391)     $      6,777,378      $     6,673,987
                                                        =================      ================     ================




                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

               For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                                              2001                      2000
                                                                        ------------------        ------------------
Cash flows from operating activities:
  Net loss                                                            $         (244,602)       $         (277,834)
       Adjustments to reconcile net loss to
       cash used in operating activities.
       Amortization                                                               14,718                    15,116
       Equity in losses of limited partnerships                                  187,401                   218,159
       Change in accrued fees and expenses due
         to General Partner and affiliates                                        32,846                    44,846
                                                                        ------------------        ------------------
Net cash provided by( used in) operating activities                               (9,637)                      287
                                                                        ------------------        ------------------
Cash flows from investing activities:
    Distributions from limited partnerships                                       12,898                     5,438
                                                                        ------------------        ------------------
Net cash provided by investing activities                                         12,898                     5,438
                                                                        ------------------        ------------------
Net increase in cash and cash equivalents                                          3,261                     5,725
                                                                        ------------------        ------------------
Cash and cash equivalents, beginning of period                                   437,863                   480,598
                                                                        ------------------        ------------------
Cash and cash equivalents, end of period                              $          441,124       $           486,323
                                                                        ==================        ==================
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                          $              800       $               800
                                                                        ==================        ==================


                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For the Quarter ended June 30, 2001
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

Organization
------------
WNC California Housing Tax Credits III, L.P. a California Limited Partnership (the "Partnership"), was formed on October 5, 1992 under the laws of the state of California and began operations on July 19, 1993. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited
Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low-income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

The Partnership Agreement authorized the sale of up to 30,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in July 1994 at which time 17,990 Units, representing subscriptions in the amount of $17,990,000, had been accepted. During 1995, additional 10 units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter ended June 30, 2001
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Risks and Uncertainties
-----------------------
The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter ended June 30, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Use of Estimates
----------------
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions, that affect the reported amounts of assets and liabilities, to disclose contingent assets, liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------
The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents at the end of all periods presented.

Concentration of Credit Risk
----------------------------
At June 30, 2001, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of the periods presented, the Partnership had acquired limited partnership interests in eighteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 635 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership's business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter ended June 30, 2001
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero would be recognized as income.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented.

                                                               For the Three          For the Year
                                                               Months Ended               Ended
                                                               June 30, 2001         March 31, 2000
                                                             ------------------      ----------------
  Investments per balance sheet, beginning of period       $        7,329,890      $      8,224,971

  Distributions received                                              (12,898)              (12,913)
  Equity in losses of limited partnerships                           (187,401)             (821,704)
  Amortization of paid acquisition fees and costs                     (14,718)              (60,464)
                                                             ------------------      ----------------
  Investments per balance sheet, end of period             $        7,114,873      $      7,329,890
                                                             ==================      ================

Selected financial information for the three months ended June 30, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                             COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                              2001                      2000
                                                      ----------------------     --------------------
  Revenue                                           $               760,000     $            787,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                             473,000                  472,000
     Interest expense                                               216,000                  258,000
     Depreciation and amortization                                  288,000                  292,000
                                                      ----------------------     --------------------
  Total expenses                                                    977,000                1,022,000
                                                      ----------------------     --------------------
  Net loss                                          $              (217,000)    $           (235,000)
                                                      ======================     ====================
  Net loss allocable to the Partnership             $              (216,000)    $           (232,000)
                                                      ======================     ====================
  Net loss recorded by the Partnership              $              (187,000)    $           (218,000)
                                                      ======================     ====================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter ended June 30, 2001
                                   (unaudited)


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP, continued ----------------------------------------------------- Certain Local Limited
Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $45,346 and $45,346 were incurred during the three months ended June 30, 2001 and 2000, respectively. The Partnership paid the General Partner or its affiliates $12,500 of those fees during the three months ended June 30, 2001 and $0 during the three months ended June 30, 2000.

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


The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                     June 30, 2001              March 31, 2001
                                                                 ----------------------      ----------------------
Asset management fee payable                                  $             882,010    $              849,164
                                                              =====================    ========================
The General  Partner does not anticipate that these accrued fees will be paid in full  until such time as capital  reserves  are in excess of future  foreseeable working capital requirements of the Partnership.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2001
                                   (unaudited)


NOTE 4 - INCOME TAXES
---------------------
No provision for income taxes has been recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.


The following discussion and analysis compares the results of operations for the three months ended June 30, 2001 and 2000, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2001 consisted primarily of $441,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $7,115,000. Liabilities at June 30, 2001 primarily consisted of $882,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000. The Partnership's net loss for the three months ended June 30, 2001 was $(245,000), reflecting a decrease of $33,000 from the $(278,000) of net loss for the three months ended June 30, 2000. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $31,000 to $(187,000) for the three months ended June 30, 2001 from $(218,000) for the three months ended June 30, 2000. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of limited partnerships, there was a decrease in loss from operations of $2,000 for the three months ended June 30, 2001 to $(57,000) from $(59,000) for the three months ended June 30, 2000, due to a comparable decrease in legal, accounting and other operating expense.

Cash Flows

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000. Net cash increase during the three months ended June 30, 2001 was $3,000 compared to a net cash increase for the three months ended June 30, 2000 of $6,000. The change of $3,000 was due primarily to an increase in fees paid to the general partner or affiliates of $12,000, offset by a decrease in operating costs of $2,000 and an increase in distributions from limited partnerships of $7,000.

During the three months ended June 30, 2001, accrued payables which consist primarily of asset management fees to the General Partner or affiliates increased by $33,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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





By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date:   July 23, 2001





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date:   July 23, 2001