Form 10-Q
period 2001-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2001-11-16
CIK 892997

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057



                   WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

             California                          33-00531301
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

                               INDEX TO FORM 10-Q

              For the Three and Six Months Ended September 30, 2001



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
                September 30, 2001 and March 31, 2001................  ........3

         Statements of Operations
                For the three and six months ended September 30, 2001 and 2000.4

         Statement of Partners' Equity (Deficit)
                For the six months ended September 30, 2001....................5

         Statements of Cash Flows
                For the six months ended September 30, 2001 and 2000...........6

         Notes to Financial Statements.........................................7

         Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................12

         Item 3. Quantitative and Qualitative Disclosures about Market Risks..14

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................14

         Item 6. Exhibits and Reports on Form 8-K.............................14

         Signatures ..........................................................15

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                  September 30, 2001                  March 31, 2001
                                                                -----------------------             -------------------
                                                                     (unaudited)
ASSETS

Cash and cash equivalents                                     $                419,352            $            437,863
Investments in limited partnerships, net (Note 2)                            6,862,939                       7,329,890
                                                                -----------------------             -------------------
                                                              $              7,282,291            $          7,767,753
                                                                =======================             ===================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $                904,333            $            849,164
                                                                -----------------------             -------------------
      Total liabilities                                                        904,333                         849,164
                                                                -----------------------             -------------------
Partners' equity (deficit):
  General partner                                                             (106,351)                       (100,945)
  Limited partners (30,000 units authorized;
     18,000 units issued and outstanding)                                    6,484,309                       7,019,534
                                                                -----------------------             -------------------
        Total partners' equity                                               6,377,958                       6,918,589
                                                                -----------------------             -------------------
                                                              $              7,282,291            $          7,767,753
                                                                =======================             ===================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2001 and 2000
                                   (unaudited)

                                                        2001                                       2000
                                       ----------------------------------------    --------------------------------------
                                          Three Months           Six Months          Three Months          Six Months
                                       -------------------    -----------------    -----------------    -----------------

Interest income                      $              3,276   $            6,939   $            5,220   $           10,484
                                       -------------------    -----------------    -----------------    -----------------
Operating expenses:
  Amortization (Note 2)                            14,718               29,436               15,116               30,232
  Asset management fees (Note 3)                   45,346               90,692               45,346               90,692
  Legal and accounting                             13,569               13,569               10,712               12,565
  Other                                             3,450                4,250                  734                3,358
                                       -------------------    -----------------    -----------------    -----------------
    Total operating expenses                       77,083              137,947               71,908              136,847
                                       -------------------    -----------------    -----------------    -----------------
Loss from operations                              (73,807)            (131,008)             (66,688)            (126,363)
                                       -------------------    -----------------    -----------------    -----------------
Equity in losses of
 limited partnerships (Note 2)                   (222,222)            (409,623)            (218,159)            (436,318)
                                       -------------------    -----------------    -----------------    -----------------
Net loss                             $           (296,029)   $        (540,631)   $        (284,847)   $        (562,681)
                                       ===================    =================    =================    =================
Net loss allocated to:
  General partner                    $             (2,960)   $          (5,406)   $          (2,848)   $          (5,627)
                                       ===================    =================    =================    =================
  Limited partners                   $           (293,069)   $        (535,225)   $        (281,999)   $        (557,054)
                                       ===================    =================    =================    =================

Net loss per limited
 partner unit                        $
                                                      (16)   $             (30)   $             (16)   $             (31)
                                       ===================    =================    =================    =================
Outstanding weighted limited
 partner units
                                                   18,000               18,000               18,000               18,000
                                       ===================    =================    =================    =================


                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2001
                                   (unaudited)



                                                            General                Limited
                                                            Partner               Partners               Total
                                                        -----------------      ----------------     ----------------


Partners' equity (deficit) at March 31, 2001          $        (100,945)     $      7,019,534      $     6,918,589

Net loss                                                         (5,406)             (535,225)            (540,631)
                                                        -----------------      ----------------     ----------------
Partners' equity (deficit) at September 30, 2001      $        (106,351)     $      6,484,309      $     6,377,958
                                                        =================      ================     ================




                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2001 and 2000
                                   (unaudited)


                                                                              2001                      2000
                                                                        ------------------        ------------------
Cash flows from operating activities:
  Net loss                                                            $          (540,631)       $         (562,681)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                                29,436                    30,232
       Equity in losses of limited partnerships                                   409,623                   436,318
        Change in accrued fees and expenses due to
               General Partner and affiliates                                      55,169                    69,359
                                                                        ------------------        ------------------
Net cash used in operating activities                                             (46,403)                  (26,772)
                                                                        ------------------        ------------------
Cash flows from investing activities:
    Distributions from limited partnerships                                        27,892                     5,438
                                                                        ------------------        ------------------
Net cash provided by investing activities                                          27,892                     5,438

Net decrease in cash and cash equivalents                                         (18,511)                  (21,334)
                                                                        ------------------        ------------------
Cash and cash equivalents, beginning of period                                    437,863                   480,598
                                                                        ------------------        ------------------
Cash and cash equivalents, end of period                              $           419,352       $           459,264
                                                                        ==================        ==================
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                          $               800       $               800
                                                                        ==================        ==================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)


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

Concentration of Credit Risk
----------------------------
At September 30, 2001, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)


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

                                                                         For the Six                 For the Year
                                                                         Months Ended                   Ended
                                                                      September 30, 2001            March 31, 2001
                                                                      -------------------         -------------------

  Investments per balance sheet, beginning of period                $         7,329,890         $         8,224,971

  Distributions received                                                        (27,892)                    (12,913)
  Equity in losses of limited partnerships                                     (409,623)                   (821,704)
  Amortization of paid acquisition fees and costs                               (29,436)                    (60,464)
                                                                      -------------------         -------------------
  Investments per balance sheet, end of period                      $         6,862,939         $         7,329,890
                                                                      ===================         ===================

Selected financial information for the six months ended September 30, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                             COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                              2001                      2000
                                                      ----------------------     --------------------

  Revenue                                           $            1,520,000     $          1,471,000
                                                      ----------------------     -------------------
  Expenses:
     Operating expenses                                            946,000                1,037,000
     Interest expense                                              433,000                  286,000
     Depreciation and amortization                                 577,000                  613,000
                                                      ----------------------     --------------------
  Total expenses                                                 1,956,000                1,936,000
                                                      ----------------------     --------------------
  Net loss                                          $             (436,000)    $           (465,000)
                                                      ======================     ====================
  Net loss allocable to the Partnership             $             (431,000)    $           (460,000)
                                                      ======================     ====================
  Net loss recorded by the Partnership              $             (410,000)    $           (436,000)
                                                      ======================     ====================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP, continued
-----------------------------------------------------
Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $90,692 were incurred during each of the six months ended September 30, 2001 and 2000. The Partnership paid the General Partner or its affiliates $35,834 of those fees during the six months ended September 30, 2001 and $20,833 during the six months ended September 30, 2000.

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


The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                  September 30, 2001            March 31, 2001
                                                                 ----------------------      ----------------------
Reimbursement for expenses paid by
      the General Partners and affiliates                     $                    311    $                      -
Asset management fee payable                                                   904,022                     849,164
                                                                 ----------------------      ----------------------
                                                              $                904,333    $                849,164
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2001 consisted primarily of $419,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $6,863,000. Liabilities at September 30, 2001 primarily consisted of $904,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000. The Partnership's net loss for the three months ended September 30, 2001 was $(296,000), reflecting an increase of $11,000 from the $(285,000) of net loss for the three months ended September 30, 2000. The incline in net loss is primarily due to an increase in loss from operations by $7,000 for the three months ended September 30, 2001 to $(74,000) from $(67,000) for the three months ended September 30, 2000, due to a comparable increase in legal, accounting, and other operating expense. The increase in net loss was also primarily due to an increase in equity in losses of limited partnerships of $4,000 to $(222,000) for the three months ended September 30, 2001 from $(218,000) for the three months ended September 30, 2000. The increase in equity in losses of limited partnerships is due to the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. This increase was offset by the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000. The Partnership's net loss for the six months ended September 30, 2001 was $(541,000), reflecting a decrease of $22,000 from the $(563,000) of net loss for the six months ended September 30, 2000. The decline in net loss is primarily due to equity in losses of limited partnerships, which declined by $26,000 to $(410,000) for the six months ended September 30, 2001 from $(436,000) for the six months ended September 30, 2000. This decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. This decrease was offset by the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

Cash Flows

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000. Net cash decrease during the six months ended September 30, 2001 was $(19,000) compared to a net cash decrease for the six months ended September 30, 2000 of $(21,000). The change of $2,000 was due primarily an increase in distributions from limited partnerships of $21,000, which is offset by an increase in operating costs of $19,000.

During the six months ended September 30, 2001 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $55,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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

Date:   November 9, 2001





By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date:   November 9, 2001