Form 10-Q
period 2001-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2002-02-13
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-23908


                     WNC CALIFORNIA HOUSING TAX CREDIT III, L.P.

             California                          33-0531301
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

                               INDEX TO FORM 10-Q

              For the Three and Nine Months Ended December 31, 2001



PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

        Balance Sheets
         December 31, 2001 and March 31, 2001..................................3

        Statements of Operations
         For the three and nine months ended December 31, 2001 and 2000........4

        Statement of Partners' Equity (Deficit)
         For the nine months ended December 31, 2001...........................5

        Statements of Cash Flows
         For the nine months ended December 31, 2001 and 2000..................6

        Notes to Financial Statements..........................................7

        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................12

        Item 3. Quantitative and Qualitative Disclosures about Market Risks...14

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings.............................................14

        Item 6. Exhibits and Reports on Form 8-K..............................14

        Signatures ...........................................................15

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                  December 31, 2001                   March 31, 2001
                                                                -----------------------             -------------------
                                                                     (unaudited)
ASSETS

Cash and cash equivalents                                     $                417,485            $            437,863
Investments in limited partnerships, net (Note 2)                            6,661,253                       7,329,890
                                                                -----------------------             -------------------
                                                              $              7,078,738            $          7,767,753
                                                                =======================             ===================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $                949,369            $            849,164
                                                                -----------------------             -------------------
      Total liabilities                                                        949,369                         849,164
                                                                -----------------------             -------------------
Partners' equity (deficit):
  General partner                                                             (108,837)                       (100,945)
  Limited partners (30,000 units authorized;
     18,000 units issued and outstanding)                                    6,238,206                       7,019,534
                                                                -----------------------             -------------------
        Total partners' equity                                               6,129,369                       6,918,589
                                                                -----------------------             -------------------
                                                              $              7,078,738            $          7,767,753
                                                                =======================             ===================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2001 and 2000
                                   (unaudited)

                                                        2001                                       2000
                                       ----------------------------------------    --------------------------------------
                                          Three Months          Nine months          Three Months         Nine months
                                       -------------------    -----------------    -----------------    -----------------
Interest income                      $              2,562   $            9,501   $            5,018   $           15,502
                                       -------------------    -----------------    -----------------    -----------------
Operating expenses:
  Amortization (Note 2)                            14,258               43,694               15,116               45,348
  Asset management fees (Note 3)                   45,347              136,038               45,346              136,038
  Legal and accounting                              2,164               15,734                2,235               14,800
  Other                                             2,554                6,804                2,210                5,568
                                       -------------------    -----------------    -----------------    -----------------
    Total operating expenses                       64,323              202,270               64,907              201,754
                                       -------------------    -----------------    -----------------    -----------------
Loss from operations                              (61,761)            (192,769)             (59,889)            (186,252)
                                       -------------------    -----------------    -----------------    -----------------
Equity in losses of
 limited partnerships (Note 2)                   (186,828)            (596,451)            (218,159)            (654,477)
                                       -------------------    -----------------    -----------------    -----------------
Net loss                             $           (248,589)   $        (789,220)   $        (278,048)   $        (840,729)
                                       ===================    =================    =================    =================
Net loss allocated to:
  General partner                    $             (2,486)   $          (7,892)   $          (2,780)   $          (8,407)
                                       ===================    =================    =================    =================
  Limited partners                   $           (246,103)   $        (781,328)   $        (275,268)   $        (832,322)
                                       ===================    =================    =================    =================
Net loss per limited
 partner unit                        $
                                                      (14)   $             (44)   $             (15)   $             (46)
                                       ===================    =================    =================    =================
Outstanding weighted limited
 partner units
                                                   18,000               18,000               18,000               18,000
                                       ===================    =================    =================    =================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2001
                                   (unaudited)


                                                            General                Limited
                                                            Partner               Partners               Total
                                                        -----------------      ----------------     ----------------

Partners' equity (deficit) at March 31, 2001          $        (100,945)     $     7,019,534      $     6,918,589

Net loss                                                         (7,892)             (781,328)            (789,220)
                                                        -----------------      ----------------     ----------------

Partners' equity (deficit) at December 31, 2001       $        (108,837)     $       6,238,206    $       6,129,369
                                                        =================      ================     ================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2001 and 2000
                                   (unaudited)

                                                                              2001                      2000
                                                                        ------------------        ------------------
Cash flows from operating activities:
  Net loss                                                            $         (789,220)       $         (840,729)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                               43,694                    45,348
       Equity in losses of limited partnerships                                  596,451                   654,477
        Change in accrued fees and expenses due to
               General Partner and affiliates                                    100,205                    98,038
                                                                        ------------------        ------------------
Net cash used in operating activities                                            (48,870)                  (42,866)
                                                                        ------------------        ------------------
Cash flows from investing activities:
    Distributions from limited partnerships                                       28,492                     5,438
                                                                        ------------------        ------------------
Net cash provided by investing activities                                         28,492                     5,438

Net decrease in cash and cash equivalents                                        (20,378)                  (37,428)
                                                                        ------------------        ------------------
Cash and cash equivalents, beginning of period                                   437,863                   480,598
                                                                        ------------------        ------------------
Cash and cash equivalents, end of period                              $          417,485       $           443,170
                                                                        ==================        ==================
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                          $              800       $               800
                                                                        ==================        ==================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001 is not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The general partner is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("WNC") is the general partner of WNC Tax Credit Partners III, L.P. Wilfred N. Cooper Sr., through the Cooper Revocable Trust owns 93.65% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.01 WNC & Associates, Inc. ("WNC") is the general partner of the General Partner. The business of the Partnership is conducted primarily through WNC as neither the Partnership nor the General Partner has employees of their own.



The Partnership Agreement authorized the sale of up to 30,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in July 1994 at which time 17,990 Units, representing subscriptions in the amount of $17,990,000 had been accepted. During 1995, additional 10 units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)



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

Concentration of Credit Risk
----------------------------
At December 31, 2001, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)


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

                                                                         For the Nine                For the Year
                                                                         Months Ended                   Ended
                                                                      December 31, 2001             March 31, 2001
                                                                      -------------------         -------------------
  Investments per balance sheet, beginning of period                $         7,329,890         $         8,224,971

  Distributions received                                                        (28,492)                    (12,913)
  Equity in losses of limited partnerships                                     (596,451)                   (821,704)
  Amortization of paid acquisition fees and costs                               (43,694)                    (60,464)
                                                                      -------------------         -------------------

  Investments per balance sheet, end of period                      $         6,661,253         $         7,329,890
                                                                      ===================         ===================

Selected financial information for the nine months ended December 31, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                             COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                              2001                      2000
                                                      ----------------------     --------------------

  Revenue                                           $             2,280,000    $           2,207,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                           1,419,000                1,555,000
     Interest expense                                               649,000                  430,000
     Depreciation and amortization                                  865,000                  919,000
                                                      ----------------------     --------------------

  Total expenses                                                  2,933,000                2,904,000
                                                      ----------------------     --------------------

  Net loss                                          $              (653,000)    $           (697,000)
                                                      ======================     ====================

  Net loss allocable to the Partnership             $              (647,000)    $           (690,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership              $             ( 596,000)    $           (654,000)
                                                      ======================     ====================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $136,038 were incurred during each of the nine months ended December 31, 2001 and 2000. The Partnership paid the General Partner or its affiliates $35,833 of those fees during the nine months ended December 31, 2001 and $37,500 during the nine months ended December 31, 2000.

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


The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                   December 31, 2001            March 31, 2001
                                                                 ----------------------      ----------------------

Asset management fee payable                                                   949,369                     849,164
                                                                 ----------------------      ----------------------
                                                              $                949,369    $                849,164
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those, projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2001 consisted primarily of $417,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $6,661,000. Liabilities at December 31, 2001 primarily consisted of $949,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000. The Partnership's net loss for the three months ended December 31, 2001 was $(249,000), reflecting a decrease of $29,000 from the $(278,000) of net loss for the three months ended December 31, 2000. The decline in net loss is primarily due to a decrease in equity in losses of limited partnerships of $31,000 to $(187,000) for the three months ended December 31, 2001 from $(218,000) for the three months ended December 31, 2000. The decrease in equity in losses of limited partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease in equity in losses of limited partnerships is offset by an increase in loss from operations by $2,000 for the three months ended December 31, 2001 to $(62,000) from $(60,000) for the three months ended December 31, 2000, due to a reduction of interest income and comparable increase in legal, accounting and other operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine months Ended December 31, 2001 Compared to Nine months Ended December 31, 2000. The Partnership's net loss for the nine months ended December 31, 2001 was $(789,000), reflecting a decrease of $52,000 from the $(841,000) of net loss for the nine months ended December 31, 2000. The decline in net loss is primarily due to equity in losses of limited partnerships, which decreased by $58,000 to $(596,000) for the nine months ended December 31, 2001 from $(654,000) for the nine months ended December 31, 2000. This decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease in equity in losses of limited partnerships is offset by an increase in loss from operations by approximately $7,000 for the three months ended December 31, 2001 to $(193,000) from $(186,000) for the three months ended December 31, 2000. The increase in loss from operations is due to a $6,000 reduction of interest income and a $1,000 increase in operating expenses.

Cash Flows

Nine months Ended December 31, 2001 Compared to Nine months Ended December 31, 2000. Net cash decrease during the nine months ended December 31, 2001 was $(20,000) compared to a net cash decrease for the nine months ended December 31, 2000 of $(37,000). The change of $17,000 was primarily due to an increase in distributions from limited partnerships of $23,000, which is offset by an increase in operating costs of $6,000.

During the nine months ended December 31, 2001 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $100,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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

Date:   February 6, 2002





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date: February 6, 2002