Form 10-K
period 2002-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2002-05-24
CIK 892997

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes____    No __X

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

                                  INAPPLICABLE


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual reFport to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the "General Partner" or "TCP III"). The general partner of TCP III is WNC & Associates, Inc. ("Associates"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 3.01% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as TCP III and the Partnership have no employees of their own.

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

As of March 31, 2002, the Partnership had invested in eighteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eighteen Housing Complexes as of the dates and for the periods indicated:

                                                                                -------------------------   ------------------------
                                                                                  As of March 31, 2002       As of December 31, 2001
                                                                                -------------------------   ------------------------
                                                           Partnership's
                                                              Total                                        Estimated    Encumbrances
                                                           Investment Amount of                            Low Income       of Local
 Partnership Name      Location    General Partner Name    Partnership's Paid to Date  Of Units   Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden          Delhi,         Anthony Donovan
Apartment Associates   California                          $  391,000    $  391,000         34      88%    $  807,000    $ 1,381,000

Almond View            Stockton       Daniel C. Logue and
Apartments,Ltd.        California     Cyrus Youssefi         1,639,000    1,639,000         72      100%    3,523,000      1,754,000

Buccaneer              Fernandia      Clifford E.
Associates,Limited     Beach,Florida  Olsen                   365,000       365,000         48       94%      768,000      1,468,000

Candleridge
Apartments of          Perry          Eric A.
Perry L.P. II          Iowa           Sheldahl                126,000       126,000         24      100%      245,000        695,000


                                      S.P. Thomas
                                      Company of
Colonial                              Northern California
Village                Roseville      Inc. and Project Go,
Roseville              Calfornia      Inc.                  2,811,000     2,811,000         56      100%    5,872,000      2,044,000


                                      Thomas H. Cooksey
                                      and Apartment
Dallas County          Orrville,      Developers,
Housing, Ltd.          Alabama        Inc.                    130,000       130,000         19      100%      287,000        612,000

La Paloma del Sol      Deming, New    Dean
Limited Partnership    Mexico         Greenwalt               254,000       254,000         38       95%      625,000      1,424,000

Memory Lane Limited    Yankton        Skogen - Peterson,
Partnership            South Dakota   Inc.                    151,000       151,000         18       95%      295,000        680,000

                                      Self-Help Enterprises,
Nueva Sierra Vista     Richgrove      Inc. and Nueva Sierra
Associates             California     Vista Corporation     1,688,000     1,688,000         35       92%    3,516,000      1,629,000


                                                                                -------------------------   ------------------------
                                                                                  As of March 31, 2002       As of December 31, 2001
                                                                                -------------------------   ------------------------
                                                           Partnership's
                                                              Total                                        Estimated    Encumbrances
                                                           Investment Amount of                            Low Income      of  Local
                                                           Local Limited Investment      Number              Housing         Limited
 Partnership Name      Location    General Partner Name    Partnership's Paid to Date  Of Units   Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Old Fort Limited       Hidalgo     Alan Deke Noftsker and
Partnership            Texas       ABO Corporation            249,000       249,000         40       93%      547,000      1,270,000

Orosi Apartments       Orosi       Douglas W.
Ltd.                   California  Young                      461,000       461,000         42       98%      902,000      1,929,000

                                   David J. Micheal and
Parlier                Parlier     Proffesional Apartment
Garden Apts.           California  Management, Inc.           453,000       453,000         41      100%      917,000      1,699,000

Rosewood Apartments    Superior    Duffy Development
Limited Partnership    Wisconsin   Company, Inc.              185,000       185,000         20       95%      375,000        482,000

Sun Manor              Itta Bena   Glenn D.
L.P.                   Mississippi Miller                     230,000       230,000         36       97%      464,000      1,051,000

                                   David J. Michael, Bucky
                       South Lake  Fong, Dean Pearson, Coy
Tahoe Pines            Tahoe       Elvis and Dr. Patricia
Apartments             California  Hatton                   1,633,000     1,633,000         28       93%    3,171,000      1,668,000

Venus Retirement       Venus       W. Joseph
Village,Ltd.           Texas       Chamy                      161,000       161,000         24      100%      318,000        721,000

Walnut                 Orange      Walnut
Pixley, L.P.           California  Pixley, Inc.             1,078,000     1,078,000         22      100%    2,309,000      1,693,000

Winters Investment     Winters,    John P.
Group                  California  Casper                     531,000       531,000         38      100%    1,072,000      1,824,000
                                                              --------      --------       ----     ----   ----------      ---------

                                                          $12,536,000  $ 12,536,000        635       97% $ 26,013,000    $24,024,000
                                                          ============ =============       ===       === =============   ===========

                                          --------------------------------------------------------------------------
                                                            For the year ended December 31, 2001
                                          --------------------------------------------------------------------------
                                                                                                   Low Income
                                                                                                Housing Credits
                                                                                                  Allocated to
             Partnership Name                 Rental Income             Net Loss                  Partnership
 -------------------------------------------------------------------------------------------------------------------
 Almond Garden Apartment Associates                    $ 162,000             $ (50,000)                         99%

 Almond View Apartments, Ltd.                            209,000              (230,000)                         99%

 Buccaneer Associates, Limited                           222,000               (46,000)                         99%

 Candleridge Apartments of Perry L.P. II                 151,000               (11,000)                         99%

 Colonial Village Roseville                              450,000               (49,000)                         99%

 Dallas County Housing, Ltd.                              68,000               (17,000)                         99%

 La Paloma del Sol Limited Partnership                   129,000               (38,000)                         99%

 Memory Lane Limited Partnership                          72,000               (20,000)                         99%

 Nueva Sierra Vista Associates                           142,000              (101,000)                         99%

 Old Fort Limited Partnership                            151,000               (40,000)                         99%

 Orosi Apartments, Ltd.                                  193,000               (16,000)                         99%

 Parlier Garden Apts.                                    202,000               (21,000)                         95%

 Rosewood Apartments Limited Partnership                  80,000                (4,000)                         99%

 Sun Manor, L.P.                                         143,000               (26,000)                         99%

 Tahoe Pines Apartments                                  182,000              (118,000)                         99%

 Venus Retirement Village, Ltd.                           87,000               (18,000)                         99%

 Walnut - Pixley, L.P.                                   150,000               (42,000)                         99%

 Winters Investment Group                                197,000               (29,000)                         99%
                                                        ---------              -------                      --------
                                                     $ 2,990,000            $ (876,000)
                                                     ===========            ===========

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

(b)  At March 31, 2002, there were 973 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2002.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                         March 31                               December 31
                                     --------------------------------------------------   -----------------------
                                        2002         2001         2000         1999         1998          1997
                                     -----------  -----------   ----------   ----------   ----------   -----------
ASSETS
Cash and cash equivalents          $    413,336 $    437,863  $   480,598  $   509,695  $   561,751  $  1,451,071
Investments in limited
  partnerships, net                   6,455,167    7,329,890    8,224,971    9,164,197    9,415,032    10,400,720
Other assets                                  -            -            -            -            -         2,242
                                     -----------  -----------   ----------   ----------   ----------   ------------

                                   $  6,868,503 $  7,767,753  $ 8,705,569  $ 9,673,892  $ 9,976,783    11,854,033
                                     ===========  ===========   ==========   ==========   ==========   ===========
LIABILITIES
Due to limited partnerships        $          - $          -  $         -  $    16,836  $    16,836  $     16,836
Due to general partner and
  affiliates                            994,710      849,164      718,279      552,257      561,391       370,223
Due to limited partners                       -            -            -            -            -       900,000
                                     -----------  -----------   ----------   ----------   ----------   -----------

                                        994,710      849,164      718,279      569,093      578,227     1,287,059
                                     -----------  -----------   ----------   ----------   ----------   -----------

PARTNERS' EQUITY                      5,873,793    6,918,589    7,987,290    9,104,799    9,398,556    10,566,974
                                     -----------  -----------   ----------   ----------   ----------   -----------

                                   $  6,868,503 $  7,767,753  $ 8,705,569  $ 9,673,892  $ 9,976,783  $ 11,854,033
                                     ===========  ===========   ==========   ==========   ==========   ===========


Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                              For the
                                    For the Years Ended                 Three Months Ended        For the Years Ended
                                          March 31                           March 31                  December 31
                            ---------------------------------------    ------------------------   -------------------------
                              2002          2001           2000         1999          1998          1998          1997
                           -----------   -----------     ---------    ----------    ----------   -----------   -----------
                                                                                    Unaudited

Loss from operations     $   (245,989)  $  (246,997)  $  (244,656)  $   (64,061)  $  (54,043)  $   (249,631)  $   (205,576)
Equity in losses of
  limited partnerships       (798,807)     (821,704)     (872,853)     (229,696)    (244,537)      (918,787)    (1,028,617)
                           -----------   -----------     ---------    ----------    ----------   -----------   -----------

Net loss                 $ (1,044,796)  $(1,068,701)  $ (1,117,50)  $  (293,757)  $ (298,580)  $ (1,168,418)  $ (1,234,193)
                           ===========   ===========     =========    ==========    ==========   ===========   ===========

Net loss allocated to:
  General partner        $    (10,448)  $   (10,687)  $   (11,175)  $    (2,938)  $   (2,986)  $    (11,684)  $    (12,342)
                           ===========    ===========     =========    ==========    ==========   ===========   ===========


  Limited partners       $ (1,034,348)  $(1,058,014)  $ (1,106,33)  $  (290,819)  $ (295,594)  $ (1,156,734)  $ (1,221,851)
                           ===========   ===========     =========    ==========    ==========   ===========   ===========

Net loss per limited
  partner unit           $     (57.46)  $    (58.78)  $    (61.46)   $  (16.16)    $  (16.42)  $     (64.26)  $     (67.88)
                           ===========   ===========     =========    ==========    ==========    ==========   ===========
 Outstanding weighted          18,000        18,000        18,000       18,000        18,000         18,000         18,000
  limited partner units    ===========   ===========     =========    ==========    ==========   ===========   ===========



                                                                            For the
                                    For the Years                      Three Months Ended          For the Years Ended
                                         March 31                            March 31                  December 31
                           --------------------------------------     ------------------------   -------------------------
                              2002          2001           2000         1999          1998          1998          1997
                           -----------   -----------    ---------     ----------    ----------   -----------   -----------
                                                                                                                Unaudited
Net cash provided by
  (used in):
  Operating activities   $    (41,575) $    (55,648)  $   (18,170)   $    (58,079) $     9,678  $      4,243 $      (6,960)
  Investing activities         17,048        12,913       (10,927)         6,023         3,200         6,437       (40,005)
  Financing activities              -             -             -              -      (900,000)     (900,000)            -
                           -----------   -----------    ---------     ----------    ----------   -----------   -----------
Net decrease in cash
  and cash equivalents        (24,527)      (42,735)      (29,097)       (52,056)     (887,122)     (889,320)      (46,965)

Cash and cash
  equivalents,
  beginning of period         437,863       480,598       509,695        561,751     1,451,071     1,451,071     1,498,036
                           -----------   -----------    ---------     ----------    ----------   -----------   -----------
Cash and cash
  equivalents, end of
  period                 $    413,336  $    437,863   $   480,598    $   509,695   $   563,949  $    561,751 $   1,451,071
                           ===========   ===========    =========     ==========    ==========   ===========   ===========

Low Income Housing Credit per Unit was as follows for the years ended December
31:

                                     2001            2000             1999             1998             1997
                                 -------------   --------------   -------------    -------------    -------------
Federal                        $          113  $           113  $          113   $          113   $          113
State                                       -                -               -               17               66
                                 -------------   --------------   -------------    -------------    -------------
Total                          $          113  $           113  $          113   $          130   $          179
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

Financial Condition

The Partnership's assets at March 31, 2002 consisted of $413,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $6,455,000. Liabilities at March 31, 2002 primarily consisted of $995,000 of accrued annual management fees due to the General Partner.

Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. The Partnership's net loss for the year ended March 31, 2002 was $(1,045,000), reflecting a decrease of $24,000 from the net loss of $(1,069,000) experienced for the year ended March 31, 2001. The decrease in net loss is primarily due to equity in losses of limited partnerships which declined by $23,000 to $(799,000) for the year ended march 31, 2002 from $(822,000) for the year ended March 31, 2001. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

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

Cash Flows

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. Net cash used during the year ended March 31, 2002 was $(25,000), compared to net cash used for the year ended March 31, 2001 of $(43,000). The change was due primarily to a decrease in the amount of cash paid to the General Partner for management fees compared with the amount paid in the prior year.

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. Net cash used during the year ended March 31, 2001 was $(43,000), compared to net cash used for the year ended March 31, 2000 of $(29,000). The change was due primarily to an increase in the amount of cash paid to the General Partner for management fees compared with the amount paid in the prior year.

During the years ended March 31, 2002, 2001 and 2000, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $146,000, $131,000 and $166,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Impact of New Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. We have not yet completed our evaluation of the impact of SFAS 144 on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants



To the Partners
WNC California Housing Tax Credits III, L.P.


We have audited the accompanying balance sheets of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner was audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 76% of the total assets of the Partnership at March 31, 2002 and 2001. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/  BDO SEIDMAN, LLP

Orange County, California
April 26, 2002

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                                  March 31
                                                                        ------------------------------
                                                                            2002             2001
                                                                        -------------    -------------
 ASSETS

 Cash and cash equivalents                                            $      413,336   $      437,863
 Investments in limited partnerships, net
   (Notes 2 and 3)                                                         6,455,167        7,329,890
                                                                        -------------    -------------

                                                                      $    6,868,503   $    7,767,753
                                                                        =============    =============

 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

 Liabilities:
    Accrued fees and expenses due to General Partner
       and affiliates (Note 3)                                        $      994,710   $      849,164
                                                                        -------------    -------------

 Commitments and contingencies

 Partners' equity (deficit):
    General partner                                                         (111,393)        (100,945)
    Limited partners (30,000 units authorized; 18,000 units
       issued and outstanding)                                             5,985,186        7,019,534
                                                                        -------------    -------------

          Total partners' equity                                           5,873,793        6,918,589
                                                                        -------------    -------------

                                                                      $    6,868,503   $    7,767,753
                                                                        =============    =============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                     For the Years Ended
                                                                           March 31
                                                      ---------------------------------------------------
                                                          2002              2001               2000
                                                      --------------    -------------      --------------

Interest income                                     $        11,282   $       19,599     $        19,937
Other income                                                 11,444                -                   -
                                                      --------------    -------------      --------------

   Total income                                              22,726           19,599              19,937
                                                      --------------    -------------      --------------

Operating expenses:
   Amortization (Note 2)                                     58,868           60,464              60,464
   Asset management fees (Note 3)                           181,385          181,571             181,385
   Other                                                     28,462           24,561              22,744
                                                      --------------    -------------      --------------

    Total operating expenses                                268,715          266,596             264,593
                                                      --------------    -------------      --------------

Loss from operations                                       (245,989)        (246,997)           (244,656)

Equity in losses of limited
  partnerships (Note 2)                                    (798,807)        (821,704)           (872,853)
                                                      --------------    -------------      --------------

Net loss                                            $    (1,044,796)  $   (1,068,701)   $     (1,117,509)
                                                      ==============    =============      ==============

Net loss allocated to:
   General partner                                  $       (10,448)  $      (10,687)   $        (11,175)
                                                      ==============    =============      ==============

   Limited partners                                 $    (1,034,348)  $   (1,058,014)   $     (1,106,334)
                                                      ==============    =============      ==============

Net loss per limited partner unit                   $        (57.46)  $       (58.78)   $         (61.46)
                                                      ==============    =============      ==============

Outstanding weighted limited partner units                   18,000           18,000              18,000
                                                      ==============    =============      ==============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2002, 2001 and 2000

                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------

Partners' (deficit) equity at March 31, 1999              $        (79,083)  $     9,183,882    $      9,104,799

Net loss                                                           (11,175)       (1,106,334)         (1,117,509)
                                                            ---------------    ---------------     ---------------

Partners' (deficit) equity at March 31, 2000                       (90,258)        8,077,548           7,987,290

Net loss                                                           (10,687)       (1,058,014)         (1,068,701)
                                                            ---------------    ---------------     ---------------

Partners' (deficit) equity at March 31, 2001                      (100,945)        7,019,534           6,918,589

Net loss                                                           (10,448)       (1,034,348)         (1,044,796)
                                                            ---------------    ---------------     ---------------

Partners' (deficit) equity at March 31, 2002              $       (111,393)  $     5,985,186    $      5,873,793
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements
                                       15

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                For the Years Ended
                                                                                       March 31
                                                                     ----------------------------------------------
                                                                        2002            2001             2000
                                                                     -----------    -------------    --------------

Cash flows from operating activities:
   Net loss                                                        $ (1,044,796)  $   (1,068,701)$      (1,117,509)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization                                                        58,868           60,464            60,464
     Equity in losses of limited
       partnerships                                                     798,807          821,704           872,853
     Change in accrued fees and
       expenses due to General
       Partner and affiliates                                           145,546          130,885           166,022
                                                                     -----------    -------------    --------------

Net cash used in
  operating activities                                                  (41,575)         (55,648)          (18,170)
                                                                     -----------    -------------    --------------

Cash flows from investing activities:
   Investments in limited partnerships, net                                   -                -           (16,836)
   Distributions from limited
     partnerships                                                        17,048           12,913             5,909
                                                                     -----------    -------------    --------------

Net cash provided by (used in)
  investing activities                                                   17,048           12,913           (10,927)
                                                                     -----------    -------------    --------------

Net decrease in cash and cash
  equivalents                                                           (24,527)         (42,735)          (29,097)

Cash and cash equivalents,
   beginning of year                                                    437,863          480,598           509,695
                                                                     -----------    -------------    --------------

Cash and cash equivalents,
   end of year                                                     $    413,336   $      437,863   $       480,598
                                                                     ===========    =============    ==============

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

   Taxes paid                                                      $        800   $          800   $           800
                                                                     ===========    =============    ==============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002, 2001 and 2000





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

The general partner is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("WNC") is the general partner of WNC Tax Credit Partners III, L.P. Wilfred N. Cooper Sr., through the Cooper Revocable Trust owns 93.65% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC.

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

                For The Years Ended March 31, 2002, 2001 and 2000



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

Equity in losses of Local Limited Partnerships for the years ended March 31, 2002, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see
Note 2).

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000





NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------
Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $2,366,564 at the end of all periods presented.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------
The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents at the end of all periods presented.

Concentration of Credit Risk
----------------------------
At March 31, 2002, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

Reporting Comprehensive Income
------------------------------
The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years presented, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000





NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of the periods presented, the Partnership had acquired limited partnership interests in eighteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 635 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2002 and 2001 are approximately $1,291,000 and $1,308,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnerships' combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At March 31, 2002 and 2001, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2002, 2001 and 2000 amounting to approximately $46,080, $23,838 and $51,893, respectively, have not been recognized. As of March 31, 2002, the aggregate share of net losses not recognized by the Partnership amounted to $173,670.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

                                                                                 For the Years
                                                                                Ended March 31
                                                              ----------------------------------------------------
                                                                   2002               2001              2000
                                                              ---------------    ---------------    --------------

Investments per balance sheet, beginning of period          $      7,329,890   $      8,224,971   $     9,164,197
Distributions received from limited partnerships                     (17,048)           (12,913)           (5,909)
Equity in losses of limited partnerships                            (798,807)          (821,704)         (872,853)
Amortization of capitalized acquisition fees and costs               (58,868)           (60,464)          (60,464)
                                                              ---------------    ---------------    --------------

Investments per balance sheet, end of period                $      6,455,167   $      7,329,890   $     8,224,971
                                                              ===============    ===============    ==============

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                                        COMBINED CONDENSED BALANCE SHEETS

                                                                                    2001                2000
                                                                               ---------------     ---------------

  ASSETS

  Buildings and improvements, net of accumulated depreciation as of
   December 31, 2001 and 2000 of $8,764,000 and $7,676,000, respectively.    $     27,296,000    $     28,334,000
  Land                                                                              2,380,000           2,380,000
  Other assets                                                                      2,371,000           2,214,000
                                                                               ---------------     ---------------

                                                                             $     32,047,000    $     32,928,000
                                                                               ===============     ===============

LIABILITIES

Mortgage and construction loans payable                                      $     24,024,000    $     24,163,000
Due to related parties                                                                735,000             626,000
Other liabilities                                                                   1,222,000           1,164,000
                                                                               ---------------     ---------------

                                                                                   25,981,000          25,953,000
                                                                               ---------------     ---------------

PARTNERS' EQUITY

WNC California Housing Tax Credits III, L.P.                                        5,164,000           6,022,000
Other partners                                                                        902,000             953,000
                                                                               ---------------     ---------------

                                                                                    6,066,000           6,975,000
                                                                               ---------------     ---------------

                                                                             $     32,047,000    $     32,928,000
                                                                               ===============     ===============

                                       21

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2001               2000                1999
                                                            ---------------    ---------------     ---------------

Revenues                                                  $      3,140,000   $      3,040,000    $      2,986,000
                                                            ---------------    ---------------     ---------------

Expenses:
   Operating expenses                                            2,026,000          1,944,000           1,886,000
   Interest expense                                                857,000            814,000             870,000
   Depreciation and amortization                                 1,133,000          1,153,000           1,169,000
                                                            ---------------    ---------------     ---------------

         Total expenses                                          4,016,000          3,911,000           3,925,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $       (876,000)$         (871,000)  $        (939,000)
                                                            ===============    ===============     ===============

Net loss allocable to the Partnership                     $       (845,000)$         (862,000)  $        (930,000)
                                                            ===============    ===============     ===============

Net loss recorded by the Partnership                      $       (799,000)$         (822,000)  $        (873,000)
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

     Acquisition fees of up to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $538,090 and $412,391 as of March 31, 2002 and 2001, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001 $33,875 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. During the year ended March 31, 2002, an additional $72,995 was recognized under the same methodology.

     Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in limited partnerships. Accumulated amortization was $52,887 and $42,738 as of March 31, 2002 and 2001, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $8,994 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition cost component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. During the year ended March 31, 2002, an additional $3,985 was recognized under the same methodology.
                                       22

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000



NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $181,385, $181,571 and $181,385 were incurred during the years ended March 31, 2002, 2001 and 2000, respectively, of which, $37,500, $50,000 and $12,500 were paid during the years ended March 31, 2002, 2001 and 2000, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                                            March 31
                                                                 --------------------------------
                                                                     2002              2001
                                                                 --------------    --------------

Reimbursement for expenses paid by the General
   Partner or its affiliate                                    $         1,661   $             -

Accrued asset management fees                                          993,049           849,164
                                                                 --------------    --------------

                                                               $       994,710   $       849,164
                                                                 ==============    ==============

The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------
The following is a summary of the quarterly operations for the years ended March 31, 2002 and 2001:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2002
               ----

Income                                $          3,663    $         3,276   $         2,562    $        13,225

Operating expenses                              60,864             77,083            64,323             66,445

Equity in losses of limited
     partnerships                             (187,401)          (222,222)         (186,828)          (202,356)

Net loss                                      (244,602)          (296,029)         (248,589)          (255,576)

Loss available to limited partners            (242,156)          (293,069)         (246,103)          (253,020)

Loss per limited partner unit                      (13)               (16)              (14)               (14)


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2001
               ----

Income                                $          5,264    $          5,220   $         5,018    $         4,097

Operating expenses                              64,939              71,908            64,907             64,842

Equity in losses of limited
     partnerships                             (218,159)           (218,159)         (218,159)          (167,227)

Net loss                                      (277,834)           (284,847)         (278,048)          (227,972)

Loss available to limited partners            (275,056)           (281,999)         (275,268)          (225,691)

Loss per limited partner unit                      (15)               ( 16)              (15)               (13)


NOTE 5 - INCOME TAXES
---------------------
No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.
                                       24

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

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 71, is the founder, Chief Executive Officer, Chairman, and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 39, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 47, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 56, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Michael J. Gaber, age 36, is Vice President - Acquisitions and a member of the Acquisitions Committee of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been employed with WNC since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with the H.F. Ahmanson company, parent to Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

David Turek, age 47, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 65, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., and the mother of Wilfred N. Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $181,385, $181,571 and $181,385 were incurred during each of the years ended March 31, 2002, 2001 and 2000, respectively. The Partnership paid the General Partner or its affiliates, $37,500, $50,000 and $12,500 of those fees during the years ended March 31, 2002, 2001 and 2000, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership calculated at the following rates: (i) 16% through December 31, 2003, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $20,000, $23,000 and $9,000, during the years ended March 31, 2002, 2001 and 2000, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $20,000, $21,000 and $20,000 for the General Partner for the calendar years ended December 31, 2001, 2000 and 1999, respectively. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2002, 2001 and 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:
         -----------------------------------------------

         Report of Independent Certified Public Accountants
         Balance Sheets as of March 31, 2002 and 2001
         Statements of Operations for the years ended March 31, 2002, 2001 and 2000
         Statements of Partners' Equity (Deficit) for the years ended March 31, 2002, 2001 and 2000
         Statements of Cash Flows for the years ended
         March 31, 2002, 2001 and 2000
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:
         --------------------------------------------------------

          Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.
         --------------------

         None

(c)      Exhibits.
         ---------

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

21.1 Financial Statements of Colonial Village Roseville for the years ended December 31, 2000 and 1999 together with independent auditors' report thereon filed as exhibit 21.1 on Form 10-K dated March 31, 2001 is hereby incorporated as exhibit 21.1; a significant subsidiary of the Partnership.

21.2 Financial Statements of Colonial Village Roseville for the years ended December 31, 2001 and 2000 together with independent auditors' report thereon; a significant subsidiary of the Partnership.

21.3 Financial Statements of Almond View Apartments, Ltd. for the years ended December 31, 2001 and 2000 together with independent auditors' report thereon; a significant subsidiary of the Partnership.

(d)      Financial statement schedules follow, as set forth in subsection (a)(2)
         ------------------------------------
         hereof.

Report of Independent Certified Public Accountants on Financial Statement Schedules





To the Partners
WNC California Housing Tax Credits III, L.P.


The audits referred to in our report dated April 26, 2002, relating to the 2002, 2001 and 2000 financial statements of WNC California Housing Tax Credits III, L.P. (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audits of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                               BDO SEIDMAN, LLP


Orange County, California
April 26, 2002

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002


                                                               ----------------------------------  ---------------------------------
                                                                     As of March 31, 2002                  As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances of
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden                   Delhi,
Apartment Associates            California   $   391,000     $  391,000    $ 1,381,000     $ 1,757,000      $ 510,000    $ 1,247,000

Almond View                     Stockton,
Apartments, Ltd.                California     1,639,000      1,639,000      1,754,000       3,526,000        934,000      2,592,000

Buccaneer Associates,           Fernandia
Limited                         Beach, Florida   365,000        365,000      1,468,000       2,218,000        460,000      1,758,000

Candleridge Apartments          Perry
of Perry L.P. II                Iowa             126,000        126,000        695,000         901,000        234,000        667,000

Colonial Village                Roseville
Roseville                       California     2,811,000      2,811,000      2,044,000       5,299,000      1,366,000      3,933,000

Dallas County                   Orrville
Housing, Ltd.                   Alabama          130,000        130,000        612,000         789,000        182,000        607,000

La Paloma del Sol               Deming, New
Limited Partnership             Mexico           254,000        254,000      1,424,000       1,789,000        367,000      1,422,000

Memory Lane                     Yankton,
Limited Partnership             South Dakota     151,000        151,000        680,000         874,000        375,000        499,000

Nueva Sierra                    Richgrove
Vista Associates                California     1,688,000      1,688,000      1,629,000       3,252,000        531,000      2,721,000

Old Fort Highway                Hidalgo
Limited Partnership             Texas            249,000        249,000      1,270,000       1,699,000        357,000      1,342,000


WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                                               ----------------------------------  ---------------------------------
                                                                     As of March 31, 2002                  As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances of
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
-----------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments                Orosi
Ltd.                            California       461,000        461,000      1,929,000       2,450,000        363,000      2,087,000

Parlier Garden                  Parlier
Apts                            California       453,000        453,000      1,699,000       2,195,000        427,000      1,768,000

Rosewood Apartments             Superior
Limited Partnership             Wisconsin        185,000        185,000        482,000         767,000        157,000        610,000

Sun Manor                       Itta Bena
L.P.                            Mississippi      230,000        230,000      1,051,000       1,344,000        361,000        983,000

Tahoe                           South Lake
Pines                           Tahoe
Apartments                      California     1,633,000      1,633,000      1,668,000       3,292,000        895,000      2,397,000

Venus Retirement                Venus
Village, Ltd.                   Texas            161,000        161,000        721,000         928,000        262,000        666,000

Walnut                          Orange
Pixley, L.P.                    California     1,078,000      1,078,000      1,693,000       2,768,000        577,000      2,191,000

Winters Investment              Winters
Group                           California
                                                 531,000        531,000      1,824,000       2,592,000        406,000      2,186,000
                                           --------------  ------------   ------------    -------------   -----------   ------------
                                           $  12,536,000   $ 12,536,000   $ 24,024,000    $ 38,440,000    $ 8,764,000   $ 29,676,000
                                           ==============  ============   ============    =============   ===========   ============

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                   ------------------------------------------------------------------------
                                                      For the year ended December 31, 2001
                                   ------------------------------------------------------------------------
                                                                          Year                     Estimated
                                                                      Investment                  Useful Life
     Partnership Name                 Rental Income       Net Loss      Acquired       Status        (Years)
-----------------------------------------------------------------------------------------------------------
Almond Garden Apartment Associates       $ 162,000    $ (50,000)           1994     Completed         27.5

Almond View Apartments, Ltd.               209,000     (230,000)           1994     Completed         27.5

Buccaneer Associates, Limited              222,000      (46,000)           1994     Completed           40

Candleridge Apartments of Perry
L.P. II                                    151,000      (11,000)           1994     Completed         27.5

Colonial Village Roseville                 450,000      (49,000)           1993     Completed         27.5

Dallas County Housing, Ltd.                 68,000      (17,000)           1993     Completed           40

La Paloma del Sol Limited
Partnership                                129,000      (38,000)           1993     Completed           40

Memory Lane Limited Partnership
                                            72,000      (20,000)           1994     Completed           25

Nueva Sierra Vista Associates              142,000     (101,000)           1994     Completed           40

Old Fort Limited Partnership               151,000      (40,000)           1993     Completed           40

Orosi Apartments, Ltd.                     193,000      (16,000)           1993     Completed           50

Parlier Garden Apts.                       202,000      (21,000)           1994     Completed           40

Rosewood Apartments Limited
Partnership                                 80,000       (4,000)           1994     Completed           40

Sun Manor, L.P.                            143,000      (26,000)           1993     Completed         27.5

Tahoe Pines Apartments                     182,000     (118,000)           1994     Completed         27.5

Venus Retirement Village, Ltd.              87,000      (18,000)           1993     Completed           25

Walnut - Pixley, L.P.                      150,000      (42,000)           1993     Completed           40

Winters Investment Group                   197,000      (29,000)           1994     Completed           50
                                      -----------     ----------
                                      $ 2,990,000     $(876,000)
                                      ============    ==========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                                                           ----------------------------------      ---------------------------------
                                                                     As of March 31, 2001                  As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances of
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden                   Delhi,
Apartment Associates            California   $   391,000     $  391,000    $ 1,386,000     $ 1,757,000      $ 448,000    $ 1,309,000

Almond View                     Stockton,
Apartments, Ltd.                California     1,639,000      1,639,000      1,761,000       3,525,000        809,000      2,716,000

Buccaneer Associates,           Fernandia
Limited                         Beach, Florida   365,000        365,000      1,473,000       2,218,000        406,000      1,812,000

Candleridge Apartments          Perry
of Perry L.P. II                Iowa             126,000        126,000        698,000         892,000        200,000        692,000

Colonial Village                Roseville
Roseville                       California     2,811,000      2,811,000      2,073,000       5,300,000      1,174,000      4,126,000

Dallas County                   Orrville
Housing, Ltd.                   Alabama          130,000        130,000        613,000         760,000        161,000        599,000

La Paloma del Sol               Deming, New
Limited Partnership             Mexico           254,000        254,000      1,429,000       1,784,000        320,000      1,464,000

Memory Lane                     Yankton,
Limited Partnership             South Dakota     151,000        151,000        682,000         875,000        341,000        534,000

Nueva Sierra                    Richgrove
Vista Associates                California     1,688,000      1,688,000      1,631,000       3,288,000        471,000      2,817,000

Old Fort Highway                Hidalgo
Limited Partnership             Texas            249,000        249,000      1,275,000       1,671,000        312,000      1,359,000


  WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                               ----------------------------------  ---------------------------------
                                                                     As of March 31, 2001                  As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances of
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments                Orosi
Ltd.                            California       461,000        461,000      1,943,000       2,443,000        315,000      2,128,000

Parlier Garden                  Parlier
Apts                            California       453,000        453,000      1,705,000       2,193,000        376,000      1,817,000

Rosewood Apartments             Superior
Limited Partnership             Wisconsin        185,000        185,000        495,000         767,000        138,000        629,000

Sun Manor                       Itta Bena
L.P.                            Mississippi      230,000        230,000      1,055,000       1,341,000        313,000      1,028,000

Tahoe                           South Lake
Pines                           Tahoe
Apartments                      California     1,633,000      1,633,000      1,680,000       3,291,000        769,000      2,522,000

Venus Retirement                Venus
Village, Ltd.                   Texas            161,000        161,000        724,000         928,000        247,000        681,000

Walnut                          Orange
Pixley, L.P.                    California     1,078,000      1,078,000      1,710,000       2,765,000        518,000      2,247,000

Winters Investment              Winters
Group                           California
                                                 531,000        531,000      1,830,000       2,592,000        358,000      2,234,000
                                           --------------  ------------   ------------    -------------   -----------   ------------
                                           $  12,536,000   $ 12,536,000   $ 24,163,000    $ 38,390,000    $ 7,676,000   $ 30,714,000
                                           ==============  ============   ============    =============   ===========   ============

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                   ------------------------------------------------------------------------
                                                      For the year ended December 31, 2000
                                   ------------------------------------------------------------------------
                                                                          Year                     Estimated
                                                                      Investment                  Useful Life
     Partnership Name                 Rental Income       Net Loss      Acquired       Status        (Years)
-----------------------------------------------------------------------------------------------------------
Almond Garden Apartment Associates       $ 162,000    $ (55,000)           1994     Completed         27.5

Almond View Apartments, Ltd.               196,000     (212,000)           1994     Completed         27.5

Buccaneer Associates, Limited              206,000      (48,000)           1994     Completed           40

Candleridge Apartments of Perry
L.P. II                                    144,000      (17,000)           1994     Completed         27.5

Colonial Village Roseville                 425,000      (66,000)           1993     Completed         27.5

Dallas County Housing, Ltd.                 65,000      (18,000)           1993     Completed           40

La Paloma del Sol Limited
Partnership                                125,000      (34,000)           1993     Completed           40

Memory Lane Limited Partnership
                                            61,000      (36,000)           1994     Completed           25

Nueva Sierra Vista Associates              149,000     (108,000)           1994     Completed           40

Old Fort Limited Partnership               161,000      (24,000)           1993     Completed           40

Orosi Apartments, Ltd.                     189,000      (15,000)           1993     Completed           50

Parlier Garden Apts.                       203,000       (5,000)           1994     Completed           40

Rosewood Apartments Limited
Partnership                                 83,000        6,000            1994     Completed           40

Sun Manor, L.P.                            141,000      (24,000)           1993     Completed         27.5

Tahoe Pines Apartments                     174,000     (123,000)           1994     Completed         27.5

Venus Retirement Village, Ltd.              87,000      (23,000)           1993     Completed           25

Walnut - Pixley, L.P.                      146,000      (46,000)           1993     Completed           40

Winters Investment Group                   192,000      (23,000)           1994     Completed           50
                                      -----------     ----------
                                      $ 2,909,000     $(871,000)
                                      ============    ==========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000


                                                           ----------------------------------      ---------------------------------
                                                                     As of March 31, 2000                  As of December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances of
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden                   Delhi,
Apartment Associates            California   $   391,000     $  391,000    $ 1,390,000     $ 1,757,000      $ 383,000    $ 1,374,000

Almond View                     Stockton,
Apartments, Ltd.                California     1,639,000      1,639,000      1,767,000       3,525,000        682,000      2,843,000

Buccaneer Associates,           Fernandia
Limited                         Beach, Florida   365,000        365,000      1,477,000       2,218,000        353,000      1,865,000

Candleridge Apartments          Perry
of Perry L.P. II                Iowa             126,000        126,000        701,000         891,000        167,000        724,000

Colonial Village                Roseville
Roseville                       California     2,811,000      2,811,000      2,101,000       5,292,000        981,000      4,311,000

Dallas County                   Orrville
Housing, Ltd.                   Alabama          130,000        130,000        615,000         760,000        139,000        621,000

La Paloma del Sol               Deming, New
Limited Partnership             Mexico           254,000        254,000      1,434
,000       1,780,000        274,000      1,506,000

Memory Lane                     Yankton,
Limited Partnership             South Dakota     151,000        151,000        685,000         874,000        299,000        575,000

Nueva Sierra                    Richgrove
Vista Associates                California     1,688,000      1,688,000      1,633,000       3,253,000        373,000      2,880,000

Old Fort Highway                Hidalgo
Limited Partnership             Texas            249,000        249,000      1,279,000       1,657,000        266,000      1,391,000


  WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                           ----------------------------------   ----------------------------------------------------
                                           As of March 31, 2000                  As of December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances of
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments                Orosi
Ltd.                            California       461,000        461,000      1,955,000       2,442,000        268,000      2,174,000

Parlier Garden                  Parlier
Apts                            California       453,000        453,000      1,710,000       2,190,000        325,000      1,865,000

Rosewood Apartments             Superior
Limited Partnership             Wisconsin        185,000        185,000        507,000         767,000        118,000        649,000

Sun Manor                       Itta Bena
L.P.                            Mississippi      230,000        230,000      1,058,000       1,340,000        265,000      1,075,000

Tahoe                           South Lake
Pines                           Tahoe
Apartments                      California     1,633,000      1,633,000      1,692,000       3,289,000        642,000      2,647,000

Venus Retirement                Venus
Village, Ltd.                   Texas            161,000        161,000        726,000         929,000        212,000        717,000

Walnut                          Orange
Pixley, L.P.                    California     1,078,000      1,078,000      1,727,000       2,766,000        459,000      2,307,000

Winters Investment              Winters
Group                           California
                                                 531,000        531,000      1,836,000       2,592,000        311,000      2,281,000
                                           --------------  ------------   ------------    -------------   -----------   ------------
                                           $  12,536,000   $ 12,536,000   $ 24,293,000    $ 38,322,000    $ 6,517,000   $ 31,805,000
                                           ==============  ============   ============    =============   ===========   ============

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                   ------------------------------------------------------------------------
                                                      For the year ended December 31, 1999
                                   ------------------------------------------------------------------------
                                                                          Year                     Estimated
                                                                      Investment                  Useful Life
     Partnership Name                 Rental Income       Net Loss      Acquired       Status        (Years)
-----------------------------------------------------------------------------------------------------------
Almond Garden Apartment Associates       $ 158,000    $ (52,000)           1994     Completed         27.5

Almond View Apartments, Ltd.               183,000     (230,000)           1994     Completed         27.5

Buccaneer Associates, Limited              197,000      (43,000)           1994     Completed           40

Candleridge Apartments of Perry
L.P. II                                    140,000      (12,000)           1994     Completed         27.5

Colonial Village Roseville                 402,000      (30,000)           1993     Completed         27.5

Dallas County Housing, Ltd.                 61,000      (19,000)           1993     Completed           40

La Paloma del Sol Limited
Partnership                                137,000      (22,000)           1993     Completed           40

Memory Lane Limited Partnership
                                            64,000      (36,000)           1994     Completed           25

Nueva Sierra Vista Associates              146,000     (139,000)           1994     Completed           40

Old Fort Limited Partnership               163,000      (17,000)           1993     Completed           40

Orosi Apartments, Ltd.                     183,000      (19,000)           1993     Completed           50

Parlier Garden Apts.                       190,000      (48,000)           1994     Completed           40

Rosewood Apartments Limited
Partnership                                 73,000      (10,000)           1994     Completed           40

Sun Manor, L.P.                            139,000      (27,000)           1993     Completed         27.5

Tahoe Pines Apartments                     178,000     (122,000)           1994     Completed         27.5

Venus Retirement Village, Ltd.              83,000      (22,000)           1993     Completed           25

Walnut - Pixley, L.P.                      141,000      (45,000)           1993     Completed           40

Winters Investment Group                   188,000      (46,000)           1994     Completed           50
                                      -----------     ----------
                                      $ 2,826,000     $(939,000)
                                      ============    ==========

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

Date: May 16, 2002


By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date: May 16, 2002

By:  /s/ Wilfred N. Cooper, Sr.
     --------------------------
Wilfred N. Cooper, Sr., General Partner

Date: May 16, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: May 16, 2002

By:  /s/ David N. Shafer
     --------------------
David N Shafer, Director of WNC & Associates, Inc.

Date: May 16, 2002

Exhibit
Number    Exhibit  Description




EX-21.2   Financial Statements of Colonial Village

          Roseville.

Exhibit

Number                     Exhibit Description

EX-21.2                    Financial Statements of Colonial Village Roseville.




C O N T E N T S




                                                                            Page

INDEPENDENT AUDITOR'S REPORT ON
     THE FINANCIAL STATEMENTS..................................................1


FINANCIAL STATEMENTS

     Balance sheets......................................................... 2-3
     Statements of income.................................................   4-7
     Statements of changes in partners' equity................................ 8
     Statements of cash flows.............................................. 9-10
     Notes to financial statements.........................................11-14

                          INDEPENDENT AUDITOR'S REPORT



To the Partners
Colonial Village Roseville
(A California Limited Partnership)
Roseville, California




I have audited the accompanying balance sheets of Colonial Village Roseville (A California Limited Partnership), as of December 31, 2001 and 2000, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Village Roseville (A California Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                             /s/     Bernard E. Rea, CPA
                                                     Bernard E. Rea, CPA

Stockton, California
March 8, 2002

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 2001 and 2000




                   ASSETS                                                         2000                        1999
                                                                                  -----                       -----


CURRENT ASSETS
     Cash                                                                             $  150,390                  $  128,354
     Rents receivable                                                                        - -                         - -
     Other receivables                                                                       - -                         - -
     Prepaid expense                                                                       3,250                       2,768
                                                                                      -----------                  ----------
                   Total current assets                                               $  153,640                  $  131,122
                                                                                      -----------                  ----------



RESTRICTED DEPOSITS AND FUNDED RESERVES
     Tenants' security deposits                                                       $   27,413                  $   25,692
     Replacement reserve escrow                                                          112,611                      97,897
                                                                                      -----------                  ----------
                                                                                      $  140,024                  $  123,589
                                                                                      -----------                  ----------



PROPERTY AND EQUIPMENT, AT COST
     Land                                                                             $  315,303                  $  315,303
     Building                                                                          4,808,665                   4,808,665
     Equipment                                                                           175,386                     175,386
                                                                                      -----------                  ----------
                                                                                      $5,299,354                  $5,299,354
     Less accumulated depreciation                                                     1,366,364                   1,173,502
                                                                                      -----------                  ----------
                                                                                      $3,932,990                  $4,125,852
                                                                                      -----------                  ----------


OTHER ASSETS
     Deferred charges, less accumulated
         amortization of $34,088 and $28,875                                          $   99,334                  $  104,547
                                                                                      -----------                  ---------
                                                                                      $   99,334                  $  104,547
                                                                                      -----------                  ---------





                                                                                      $4,325,988                  $4,485,110
                                                                                      ===========                 ===========










See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 2001 and 2000




                   LIABILITIES AND PARTNERS' EQUITY                               2001                        2000
                                                                                  -----                       ----


CURRENT LIABILITIES
     Current maturities of long-term debt                                           $    32,038                 $    29,679
     Accounts payable                                                                     7,803                       3,264
     Accounts payable - general partner                                                   7,737                       9,768
     Accrued expense                                                                        800                         800
     Developer fees payable                                                              27,500                      26,500
     Advances from general partner, without
         interest, due date, or collateral                                                  - -                         - -
     Accrued interest                                                                       - -                         - -
                                                                                    ------------                -----------
                   Total current liabilities                                        $    75,878                 $    70,011
                                                                                    ------------                -----------



DEPOSIT AND PREPAYMENT LIABILITIES
     Tenants' security deposits                                                     $    27,054                 $    26,164
     Prepaid rents                                                                          - -                         - -
                                                                                    ------------                -----------
                                                                                    $    27,054                 $    26,164
                                                                                    ------------                -----------



LONG-TERM DEBT
     Mortgage payable, less current maturities                                      $ 2,011,619                 $ 2,043,658
     Developer fees payable                                                             287,553                     355,053
                                                                                    ------------                ------------
                                                                                    $ 2,299,172                 $ 2,398,711
                                                                                    ------------                ------------

COMMITMENT


PARTNERS' EQUITY                                                                    $ 1,923,884                 $ 1,990,224
                                                                                    ------------                ------------





                                                                                    $ 4,325,988                 $ 4,485,110
                                                                                    ============                ============









See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME
                     Years Ended December 31, 2001 and 2000




                                                                                   2001                        2000
                                                                                  -----                        ----

RENTAL INCOME
     Apartments                                                                        $ 450,465                   $ 424,721
     Tenant assistance payments                                                              - -                         - -
     Furniture and equipment                                                                 - -                         - -
     Commercial                                                                              - -                         - -
     Parking spaces                                                                          - -                         - -
     Subsidy income                                                                          - -                         - -
     Miscellaneous                                                                           - -                         - -
                                                                                       ----------                  ----------
             Net rental revenue                                                        $ 450,465                   $ 424,721
                                                                                       ----------                  ----------



FINANCIAL REVENUE
     Interest Income - project operations                                              $   4,541                   $   1,708
     Income from investments - replacement reserve                                         3,905                       4,525
     Income from investments - operating reserve                                           4,028                       1,884
     Income from investments - miscellaneous                                                 - -                         - -
                                                                                       ---------                   ----------
         Sub-total financial revenue                                                   $  12,474                   $   8,117
                                                                                       ---------                   ----------



OTHER REVENUE
     Laundry and vending                                                               $   6,848                   $   7,921
     NSF and late charges                                                                  1,511                       2,339
     Damage and cleaning fees                                                              5,463                       4,204
     Forfeited tenant security deposits                                                      - -                         - -
     Other revenue                                                                         1,654                       3,094
                                                                                       ----------                  ----------
         Sub-total other revenue                                                       $  15,476                   $  17,558
                                                                                       ----------                  ----------



                    Total revenues                                                     $ 478,415                   $ 450,396
                                                                                       ----------                  ----------












See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                        STATEMENTS OF INCOME (CONTINUED)
                     Years Ended December 31, 2001 and 2000




                                                                                   2001                        2000
                                                                                   -----                       ----

OPERATING EXPENSES

     Renting expenses
         Advertising                                                                   $      - -                   $    - -
         Miscellaneous renting expenses                                                       550                      4,505
                                                                                       -----------                  ----------
                  Sub-total renting expenses                                           $      550                   $  4,505
                                                                                       -----------                  ----------


     Administrative expenses
         Office salaries                                                               $      - -                   $     - -
         Office supplies                                                                    1,743                       1,957
         Office rent                                                                          - -                         - -
         Management fee                                                                    24,192                      24,192
         Manager's salary                                                                  23,647                      20,147
         Manager rent free unit                                                             9,792                         - -
         Legal expense                                                                        - -                         210
         Audit expense                                                                      4,900                       4,868
         Bookkeeping / accounting services                                                    - -                         - -
         Telephone and answering service                                                    1,401                       2,099
         Bad debts                                                                          2,207                       3,673
         Miscellaneous administrative expenses                                              8,702                       5,815
                                                                                       -----------                  ----------
                  Sub-total administrative expenses                                    $   76,584                   $  62,961
                                                                                       -----------                  ----------


     Utilities expense
         Fuel oil / coal                                                               $      - -                   $     - -
         Electricity                                                                        4,468                       5,493
         Water                                                                              3,052                       3,363
         Gas                                                                                3,806                       2,088
         Sewer                                                                              5,390                       5,843
                                                                                       -----------                  ----------
                  Sub-total utilities expense                                          $   16,716                   $  16,787
                                                                                       -----------                  ----------














See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                        STATEMENTS OF INCOME (CONTINUED)
                     Years Ended December 31, 2001 and 2000




                                                                                   2001                        2000
                                                                                  -----                        ----

     Operating and maintenance expense
         Janitor and cleaning payroll                                                  $    7,025                   $     - -
         Janitor and cleaning supplies                                                        934                         896
         Janitor and cleaning contract                                                      1,665                       1,965
         Exterminating payroll / contract                                                     867                         741
         Exterminating supplies                                                               - -                         - -
         Garbage and trash removal                                                          7,031                       8,278
         Security payroll / contract                                                          - -                         - -
         Grounds payroll                                                                      - -                         - -
         Grounds supplies                                                                     224                         551
         Grounds contract                                                                   7,395                       6,020
         Repairs payroll                                                                   18,980                      23,916
         Repairs material                                                                   3,258                       4,016
         Repairs contract                                                                   6,395                       3,314
         Elevator maintenance / contract                                                      - -                         - -
         Heating / cooling repairs and maintenance                                            - -                         - -
         Swim pool maintenance / contract                                                     - -                         - -
         Snow removal                                                                         - -                         - -
         Decorating payroll / contract                                                        859                       1,041
         Decorating supplies                                                                1,220                         978
         Vehicle and maintenance equipment o & r                                              - -                         - -
         Miscellaneous operating and maint. expenses                                        1,665                       2,668
                                                                                       ------------                 ----------
                  Sub-total operating & maint. expense                                 $   57,518                   $  54,384
                                                                                       ------------                 ----------


     Taxes and insurance
         Real estate taxes                                                             $      313                   $   1,850
         Payroll taxes                                                                      4,616                       4,088
         Miscellaneous taxes, licenses, and permits                                           800                         800
         Property and liability insurance                                                   4,374                       4,349
         Fidelity bond insurance                                                              - -                         - -
         Workman's compensation                                                             3,524                       2,646
         Health insurance and other employee benefits                                       6,688                       5,992
         Other insurance                                                                      - -                         - -
                                                                                       ----------                   ----------
                  Sub-total taxes & insurance                                          $   20,315                   $ 19,725
                                                                                       ----------                   ----------


                    Total operating expenses                                           $  171,683                   $ 158,362
                                                                                       ----------                   ---------








See Notes to Financial Statements.
                                      - 6 -

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                        STATEMENTS OF INCOME (CONTINUED)
                     Years Ended December 31, 2001 and 2000




                                                                                   2001                        2000
                                                                                   -----                       ----

OTHER EXPENSES
     Interest expense - mortgage                                                       $ 157,997                   $ 160,180
     Interest expense - notes                                                                - -                         - -
     Miscellaneous financial expense                                                         - -                         - -
     Depreciation and amortization                                                       198,075                     197,448
     Non project expenses                                                                    - -                         - -
                                                                                       ----------                  ---------
         Sub-total other expenses                                                      $ 356,072                   $ 357,628
                                                                                       ----------                  ---------


                    Total expenses                                                     $ 527,755                   $ 515,990
                                                                                       ----------                  ---------


                    Net income (loss)                                                  $ (49,340)                  $ (65,594)
                                                                                       ==========                  ==========















See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY
                     Years Ended December 31, 2001 and 2000



                                                                              General                   Limited
                                                     Total                    Partner                   Partner
                                                     -----                    -------                   -------

Partners' equity
     December 31, 1999                                 $2,055,818                  $ 45,999                $ 2,009,819

Partners' capital
     Contributions                                             - -                       - -                       - -

Partners' capital
     Distributions                                             - -                       - -                       - -

Net income (loss)                                         (65,594)                     (656)                  (64,938)
                                                       ------------                ---------                 ---------

Partners' equity
     December 31, 2000                                 $1,990,224                  $ 45,343                 $1,944,881

Partners' capital
     Contributions                                             - -                       - -                       - -

Partners' capital
     Distributions                                        (17,000)                       - -                  (17,000)

Net income (loss)                                         (49,340)                     (493)                  (48,847)
                                                       -----------                 ----------               -----------

Partners' equity
     December 31, 2001                                 $1,923,884                  $ 44,850                $1,879,034
                                                       ===========                 =========               ===========



Percentage at
     December 31, 2001                                        100%                        1%                       99%
                                                       ===========                 ==========               ===========






See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2001 and 2000




                                                                                    2001                        2000
                                                                                   -----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                 $  (49,340)                  $ (65,594)
     Adjustments to reconcile net income
      (loss) to net cash provided by
       (used in) operating activities:
         Depreciation and amortization                                                    198,075                     197,448
         Change in assets and liabilities:
          Decrease (increase) in:
                  Prepaid expenses                                                           (482)                        171
                  Tenants' security deposits                                               (1,721)                       (789)
                  Rents receivable                                                             - -                        587
                  Other receivables                                                            - -                        - -
          Increase (decrease) in:
                  Accounts payable                                                          4,539                      (4,757)
                  Accounts payable - general partner                                       (2,031)                      9,768
                  Accrued expenses                                                             - -                        - -
                  Accrued interest                                                             - -                        - -
                  Prepaid rents                                                                - -                        - -
                  Tenants' security deposits                                                  890                       2,200
                                                                                       -----------                  ----------
                   Net cash provided by (used in)
                        operating activities                                           $  149,930                   $ 139,034
                                                                                       -----------                  ---------


CASH FLOWS FROM INVESTING ACTIVITIES
     Funding of replacement reserve escrow                                             $  (14,714)                  $ (21,137)
     Withdrawals from replacement reserve escrow                                               - -                         - -
     Acquisition of property and equipment                                                     - -                     (7,721)
                                                                                       ------------                 ----------
                   Net cash provided by (used in)
                       investing activities                                            $  (14,714)                  $ (28,858)
                                                                                       ------------                 ----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Partner contributions                                                             $      - -                     $      - -
     Partner distributions                                                                (17,000)                        - -
     Advances from general partner                                                             - -                     (7,355)
     Payment of development fees payable                                                  (66,500)                    (25,500)
     Principal payments on long-term debt                                                 (29,680)                    (27,495)
                                                                                       ------------                 ----------
                   Net cash provided by (used in)
                       financing activities                                            $ (113,180)                  $ (60,350)
                                                                                       ------------                 ----------



See Notes to Financial Statements.

                           COLONIAL VILLAGE ROSEVILLE
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     Years Ended December 31, 2001 and 2000




                                                                                    2001                        2000
                                                                                   -----                     ----


                   Increase (decrease) in cash and
                       cash equivalents                                                $   22,036                  $ - 49,826

Cash and cash equivalents
     Beginning                                                                            128,354                      78,528
                                                                                       ----------                    --------

     Ending                                                                            $  150,390                  $  128,354
                                                                                       ===========                 ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
         Cash paid during the year for interest                                        $  157,997                  $  160,180
                                                                                       ===========                 ==========









See Notes to Financial Statements.
                                     - 10 -

COLONIAL VILLAGE ROSEVILLE
--------------------------
(A California Limited Partnership)
----------------------------------

NOTES TO FINANCIAL STATEMENTS
-----------------------------




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

NOTES TO FINANCIAL STATEMENTS
-----------------------------




Note 1 - Summary of Significant Accounting Policies (continued)

      Estimates
      ---------

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


NOTE 3 - Deferred charges

      Deferred charges as of December 31, 2001 and 2000, consists of the following:

                                                2001                  2000
                                             ---------------   -----------------

      Deferred debt expense                  $       110,462   $       110,462
      Tax credit monitoring fee                       22,960            22,960
                                             ---------------   -----------------

                                             $       133,422   $       133,422

 Less accumulated amortization                        34,088            28,875
                                             ----------------  -----------------


                                             $        99,334   $       104,547
                                             ===============   =================

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

     Under the terms of the 30-year Promissory Note with CCRC, the loan provides for an initial interest rate of 7.67% and monthly payments of $15,639.62 commencing on September 1, 1995, and continuing through August 2025. The interest rate and monthly payment will be adjusted at year eleven (11) and year twenty-one (21), at which time the interest rate will be adjusted based on the Current Index plus 2.75% and the payment will be adjusted and determined by the amount of the monthly payment that would be sufficient to repay the note within 360 months of the initial payment date. As Of December 31, 2001, the current interest rate, and minimum monthly payment due is 7.67% and $15,639.62, respectively.

     The apartment complex is pledged as collateral for the mortgage and is secured by deeds of trust, assignment of rents, security agreements and fixture filings against the property.

     Aggregate maturities of Long-term debt for the next five years are as follows:

                  December 31,   2002      $      32,038
                                 2003             34,583
                                 2004             37,331
                                 2005             40,297
                                 2006             43,499
                              Thereafter       1,855,909
                                               ---------
                                TOTAL      $   2,043,657


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

     Management Fee
     --------------
     In accordance with the Management Agreement, the Partnership paid Project Go, Inc., the general partner, a management fee during 2001 in the amount of $24,192, for services rendered in connection with the leasing and operation of the project. The fee for its services is approximately 6% of the project's rental income.

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

Exhibit
Number                     Exhibit Description

EX-21.3                    Financial Statements of Almond
                           View Apartments, Ltd.

                                 C O N T E N T S


                                                                            Page

INDEPENDENT AUDITORS' REPORT ON THE
   FINANCIAL STATEMENTS                                                        1

FINANCIAL STATEMENT

   Balance sheets                                                              2
   Statements of income                                                        3
   Statements of partners' equity                                              4
   Statements of cash flows                                                    5
   Notes to financial statements                                             6-8

                          INDEPENDENT AUDITORS' REPORT




To the Partners
Almond View Apartments, Ltd.
(A California Limited Partnership)
Sacramento, California

We have audited the accompanying balance sheets of Almond View Apartments, Ltd., A California Limited Partnership, as of December 31, 2001 and 2000, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Almond View Apartments, Ltd., A California Limited Partnership, as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                               /s/ Bowman & Company, LLP
                                                   Bowman & Company, LLP








Stockton, California
January 22, 2002

                          ALMOND VIEW APARTMENTS, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 2001 and 2000




               ASSETS                                                       2001                     2000
                                                                     --------------------     --------------------

Cash                                                                 $                300     $                300
Rent receivable                                                                     4,228                    4,228
Reserve for replacements                                                              709                      799
Utility deposit                                                                     8,340                    8,340
                                                                     --------------------     --------------------
                                                                                   13,577                   13,667
                                                                     --------------------     ---------------------

PROPERTY AND EQUIPMENT, at cost
   Land                                                                           110,000                  110,000
   Building and improvements                                                    3,313,023                3,311,743
   Furniture and fixtures                                                         103,489                  103,489
                                                                     --------------------     --------------------
                                                                                3,526,512                3,525,232
   Less accumulated depreciation                                                  934,428                  809,139
                                                                     --------------------     --------------------
                                                                                2,592,084                2,716,093
                                                                     --------------------     --------------------

                                                                     $          2,605,661     $          2,729,760
                                                                     ====================     ====================



               LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Outstanding checks in excess of bank balance                      $             11,405     $              6,411
   Accounts payable and accrued expenses                                           33,151                   32,191
   Due to affiliate of general partner                                            219,237                  177,985
   Tenant security deposits                                                        10,750                    9,216
   Accrued interest                                                               480,496                  415,772
   Mortgages payable                                                            1,753,600                1,760,757
                                                                     --------------------     --------------------
         Total liabilities                                                      2,508,639                2,402,332

PARTNERS' EQUITY                                                                   97,022                  327,428
                                                                     --------------------     --------------------

                                                                     $          2,605,661     $          2,729,760
                                                                     ====================     ====================


See Notes to Financial Statements.

                          ALMOND VIEW APARTMENTS, LTD.
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME
                     Years Ended December 31, 2001 and 2000



                                                                            2001                     2000
                                                                     -------------------      ---------------------
REVENUE:
   Rental income                                                     $           208,799      $           196,101
   Other income                                                                    1,979                    9,541
                                                                     -------------------      -------------------
      Total revenue                                                              210,778                  205,642
                                                                     -------------------      -------------------

OPERATING EXPENSES:
   Depreciation                                                                  125,289                  127,201
   Interest                                                                       97,515                   95,858
   Utilities                                                                      73,402                   49,120
   Payroll                                                                        72,105                   71,151
   Property taxes                                                                 23,480                   22,471
   Management fee                                                                 15,552                   15,552
   Repairs and maintenance                                                        10,227                   11,930
   Insurance                                                                       7,239                    8,021
   Payroll taxes                                                                   6,915                    8,556
   Office and administration                                                       5,493                    4,064
   Telephone                                                                       2,214                    2,290
   Other taxes                                                                     1,018                      982
   Legal and accounting                                                              735                      822
                                                                     -------------------      -------------------

      Total operating expenses                                                   441,184                  418,018
                                                                     -------------------      -------------------

   Net loss                                                          $          (230,406)     $          (212,376)
                                                                     ===================      ===================



See Notes to Financial Statements.

                          ALMOND VIEW APARTMENTS, LTD.
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY
                     Years Ended December 31, 2001 and 2000


                                                                                Limited              General
                                                            Total               Partner              Partners
                                                         ---------------     ----------------     ----------------

Balance, December 31, 1999                               $      539,804      $       435,311      $       104,493

Less: Net loss                                                 (212,376)            (210,252)              (2,124)
                                                         --------------      ---------------      ---------------

Balance, December 31, 2000                                      327,428              225,059              102,369

Less: Net loss                                                 (230,406)            (209,346)             (21,060)
                                                         --------------      ---------------      ---------------

Balance, December 31, 2001                               $       97,022      $        15,713      $        81,309
                                                         ==============      ===============      ===============



See Notes to Financial Statements.

                          ALMOND VIEW APARTMENTS, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2001 and 2000



                                                                               2001                   2000
                                                                         ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                              $        (230,406)        $     (212,376)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation                                                                 125,289                127,201
      Change in assets and liabilities:
         (Increase) decrease in:
            Replacement reserve                                                         90                     76
         Increase (decrease) in:
            Outstanding checks in excess of bank balance                             4,993                  3,700
            Accounts payable and accrued expenses                                      961                 (5,824)
            Due to affiliate of general partner                                     41,252                 28,764
            Tenant security deposits                                                 1,534                  2,477
            Accrued interest                                                        64,724                 62,568
                                                                         ------------------       -----------------
               Net cash provided by operating activities                             8,437                  6,586
                                                                         ------------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of building improvements                                                (1,280)                   - -
                                                                         ------------------       -----------------
               Net cash used in investing activities                                (1,280)                   - -
                                                                         ------------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term borrowings                                       (7,157)                (6,658)
                                                                         ------------------       -----------------
               Net cash used in financing activities                                (7,157)                (6,658)
                                                                         ------------------       -----------------

               Increase (decrease) in cash                                             - -                    (72)

Cash
   Beginning                                                                           300                    372
                                                                          -----------------       -----------------
   Ending                                                                $             300        $           300
                                                                         ==================       =================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for interest                                            $          32,791        $        33,290
                                                                         =================        =================



See Notes to Financial Statements.

                          ALMOND VIEW APARTMENTS, LTD.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS



Note 1. Organization and Summary of Significant Accounting Policies

         Organization:

         Almond View Apartments, Ltd. (A California Limited Partnership) was formed in September 1992 to own and operate a 72-unit efficiency facility, known as the Main Street Manor, located in Stockton, California. The project was completed and placed in service in December 1994. The project provides low-cost housing to low and very low-income residents. Below-market rents are made possible because of below-market interest rates and deferred payments on the Partnership's debt with the City of Stockton. Rents from tenants are restricted under Regulatory Agreements with the City of Stockton and the California Tax Credit Allocation Committee.

         As of January 1, 2001, one of the general partners, Daniels C. Logue, retired from the Partnership. The sole remaining general partner, Cyrus Youssefi, assumed his partnership interest.

         Summary of significant accounting policies:

         Cash
         ----

         For purposes of reporting the statements of cash flows, the Partnership includes all cash accounts which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash on the accompanying balance sheet.

         Depreciation
         ------------

         Depreciation is computed principally using the straight-line method for the building and improvements and double-declining balance method for furniture and fixtures over the following estimated useful lives:

                                                             Years
                                                             -----
               Building and improvements                      27.5
               Furniture and fixtures                            7

         Personal assets and liabilities
         -------------------------------

         In accordance with the generally accepted method of presenting partnership financial statements, the financial statement does not include the personal assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Partnership, nor any provision for income tax expense.

                          NOTES TO FINANCIAL STATEMENTS



Note 1.Organization and Summary of Significant Accounting Policies (cont.)

       Estimates
       ---------
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 2.Mortgages Payable

                                                                                   2001              2000
                                                                                   ----              ----

       Mortgage loan payable to the  California  Federal Bank payable in monthly installments  of $3,329  through  March 2025,  with interest at 7.25% per year. This note is secured by a first deed of trust on the  Partnership's
       property.  Accrued  interest is $2,708 at December  31, 2001.             $ 448,373      $   455,530

       Mortgage  loan  payable  to  the  Redevelopment  Agency  of the  City  of
       Stockton,  interest  at 3%,  secured  by a  second  deed of  trust on the
       Partnership's  property,  in accordance with the Intercreditor  Agreement between the City of Stockton and the Redevelopment  Agency of the City of
       Stockton. Interest is payable to the extent of net cash flow, only to the extent that income  exceeds 115% of expenses,  as defined in the note. If cash flow is insufficient,  debt service payments are deferred. Principal will be  amortized  over a 15 year period  once all  accrued  interest is paid. All principal and interest is due November 2033.  Accrued  interest
       is $138,729 at December 31, 2001.                                           550,000         550,000

       Mortgage loan payable to the City of Stockton, interest at 5.84%, secured by a second deed of trust on the  Partnership's  property,  in accordance with the  Intercreditor  Agreement  between the City of Stockton  and the
       Redevelopment Agency of the City of Stockton.  Interest is payable to the extent of net cash flow, only to the extent that in- come exceeds 115% of expenses,  as defined  in the note.  If cash flow is  insufficient,  debt service  payments are de- ferred.  Principal  will be amortized over a 30 year  period  once all  accrued  interest  is paid.  Accrued  interest is
       $260,966 at December 31, 2001.                                              444,878         444,878

                          NOTES TO FINANCIAL STATEMENTS



Note 2.     Mortgages Payable (cont.)

       Mortgage loan payable to the Redevelopment Agency of the City of Stockton, interest at 3%, secured by a second deed of trust on the Partnership's property, in accordance with the Intercreditor Agreement between the City of Stockton and the Redevelopment Agency of the City of Stockton. Interest is payable to the extent of net cash flow, only to the extent that income exceeds 115% of expenses, as defined in the note. If cash flow is insufficient, debt service payments are deferred. Principal will be amortized over a 15 year period once all accrued interest is paid. All principal and interest is due November 2033. Accrued interest is $78,093 at December 31, 2001.

                                                                                           310,349            310,349
                                                                                  ----------------   ----------------
                                                                                  $      1,753,600   $      1,760,757
                                                                                  ================   ================

The aggregate amounts of principal payments under these mortgage notes at December 31, 2001, are as follows:

             2002                                             $          7,696
             2003                                                        8,270
             2004                                                        8,617
             2005                                                        9,556
             2006                                                       10,273
             Thereafter                                              1,709,188
                                                                ----------------
                                                              $      1,753,600
                                                                ================
The loan agreement with the California Federal Bank requires the Partnership to maintain a replacement and general operating reserve. The Partnership did not generate sufficient cash flow to fund these accounts.

Note 3.     Related Party Transactions / Economic Dependence

The Partnership utilizes management and administrative services of CFY Development, Inc. ("CFY"), which is owned by the general partner. Property management fees and other overhead charges payable for the years ended December 31, 2001 and 2000 to CFY were $17,952 and $17,884, respectively. At December 31, 2001, $219,237 is due to CFY for management fees and operating expenses paid on behalf of the Partnership.

The Partnership has incurred operating deficits and cash flow losses since the inception of the project. In order to support the Partnership, CFY has agreed to defer management fees and make advances to the Partnership when necessary to facilitate cash flow. Without the assistance of the general partner or CFY, the Partnership would not be able to pay its operating expenses. CFY deferred $17,952 in management fees and made $23,300 in cash advances to the Partnership in 2001, and deferred $17,798 in management fees and made $10,966 in cash advances to the Partnership in 2000.