Form 10-Q
period 2002-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2002-08-19
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-23908


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.


California                                                           33-053101
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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2002



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
                       June 30, 2002 and March 31, 2002........................3

         Statements of Operations
                       For the three months ended June 30, 2002 and 2001.......4

         Statement of Partners' Equity (Deficit)
                       For the three months ended June 30, 2002................5

         Statements of Cash Flows
                       For the three months ended June 30, 2002 and 2001.......6

         Notes to Financial Statements.........................................7

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................12

         Item 3. Quantitative and Qualitative Disclosures about Market Risks..14

         Item 4. Submission of Matters to a Vote of Security Holders..........14

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................14

         Item 6. Exhibits and Reports on Form 8-K.............................14

         Signatures ..........................................................15

         Certification Pursuant To 18 U.S.C. Section 1350.....................16

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                    June 30, 2002                     March 31, 2002
                                                                -----------------------             -------------------
                                                                     (unaudited)
ASSETS

Cash and cash equivalents                                     $                395,671            $            413,336
Investments in limited partnerships, net (Note 2)                            6,303,351                       6,455,167
                                                                -----------------------             -------------------

                                                              $              6,699,022            $          6,868,503
                                                                =======================             ===================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $              1,018,933            $            994,710

Commitments and contingencies

Partners' equity (deficit):
  General partner                                                             (113,330)                       (111,393)
  Limited partners (30,000 units authorized;
     18,000 units issued and outstanding)                                    5,793,419                       5,985,186
                                                                -----------------------             -------------------

        Total partners' equity                                               5,680,089                       5,873,793
                                                                -----------------------             -------------------

                                                              $              6,699,022            $          6,868,503
                                                                =======================             ===================

     See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                      2002                                       2001
                                       ------------------------------------        ----------------------------------
                                                  Three Months                               Three months
                                       ------------------------------------        ----------------------------------

Interest income                      $                               1,753       $                             3,663
                                       ------------------------------------        ----------------------------------

Operating expenses:
  Amortization (Note 2)                                             15,116                                    14,718
  Asset management fees (Note 3)                                    45,346                                    45,346
  Legal and accounting                                               5,180                                         -
  Other                                                              3,232                                       800
                                       ------------------------------------        ----------------------------------

    Total operating expenses                                        68,874                                    60,864
                                       ------------------------------------        ----------------------------------

Loss from operations                                               (67,121)                                  (57,201)
                                       ------------------------------------        ----------------------------------

Equity in losses of
 limited partnerships (Note 2)                                    (126,583)                                 (187,401)
                                       ------------------------------------        ----------------------------------

Net loss                             $                            (193,704)       $                         (244,602)
                                       ====================================        ==================================

Net loss allocated to:
  General partner                    $                              (1,937)       $                           (2,446)
                                       ====================================        ==================================

  Limited partners                   $                            (191,767)       $                         (242,156)
                                       ====================================        ==================================

Net loss per limited
 partner unit                        $                                 (11)       $                              (13)
                                       ====================================        ==================================

Outstanding weighted limited
 partner units                                                      18,000                                    18,000
                                       ====================================        ==================================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2002
                                   (unaudited)



                                                            General                Limited
                                                            Partner               Partners               Total
                                                        -----------------      ----------------     ----------------


Partners' equity (deficit) at March 31, 2002          $        (111,393)     $     5,985,186      $     5,873,793


Net loss                                                         (1,937)            (191,767)            (193,704)
                                                        -----------------      ----------------     ----------------


Partners' equity (deficit) at June 30, 2002           $        (113,330)     $     5,793,419      $     5,680,089
                                                        =================      ================     ================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)


                                                                              2002                      2001
                                                                        ------------------        ------------------
Cash flows from operating activities:
  Net loss                                                            $          (193,704)       $         (244,602)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                                15,116                    14,718
       Equity in losses of limited partnerships                                   126,583                   187,401
        Change in accrued fees and expenses due to
               General Partner and affiliates                                      24,223                    32,846
                                                                        ------------------        ------------------

Net cash used in operating activities                                             (27,782)                   (9,637)
                                                                        ------------------        ------------------

Cash flows from investing activities:
    Distributions from limited partnerships                                        10,117                    12,898
                                                                        ------------------        ------------------

Net cash provided by investing activities                                          10,117                    12,898
                                                                        ------------------        ------------------

Net increase (decrease) in cash and cash equivalents                              (17,665)                    3,216
                                                                        ------------------        ------------------

Cash and cash equivalents, beginning of period                                    413,336                   437,863
                                                                        ------------------        ------------------
Cash and cash equivalents, end of period                              $           395,671       $           441,124
                                                                        ==================        ==================

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                          $               800       $               800
                                                                        ==================        ==================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For the Quarter Ended June 30, 2002
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of the General Partner. The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the Partnership has no employees of its own.

The Partnership shall continue to be in full force and effect until December 31, 2037 unless terminated prior to that date pursuant to the partnership agreement or law.

The Partnership Agreement authorized the sale of up to 30,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in July 1994 at which time 17,990 Units, representing subscriptions in the amount of $17,990,000 had been accepted. During 1995, an additional $10,000 was collected on subscriptions accepted for 10 additional units and previously deemed uncollectible. The
General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents at the end of all periods presented.

Concentration of Credit Risk
----------------------------

At June 30, 2002, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. SFAS 144 is not expected to have a material impact on the Partnership's financial position or results of operations.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

                                                                        For the Three                For the Year
                                                                         Months Ended                   Ended
                                                                        June 30, 2002               March 31, 2002
                                                                      -------------------         -------------------

  Investments per balance sheet, beginning of period                $         6,455,167        $          7,329,890

  Distributions received                                                        (10,117)                    (17,048)
  Equity in losses of limited partnerships                                     (126,583)                   (798,807)
  Amortization of paid acquisition fees and costs                               (15,116)                    (58,868)
                                                                      -------------------         -------------------

  Investments per balance sheet, end of period                      $         6,303,351         $         6,455,167
                                                                      ===================         ===================

Selected financial information for the three months ended June 30, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                             COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                              2002                      2001
                                                      ----------------------     --------------------

  Revenue                                           $              785,000     $            760,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                            507,000                  473,000
     Interest expense                                              214,000                  216,000
     Depreciation and amortization                                 283,000                  288,000
                                                      ----------------------     --------------------

  Total expenses                                                 1,004,000                  977,000
                                                      ----------------------     --------------------

  Net loss                                          $             (219,000)    $           (217,000)
                                                      ======================     ====================

  Net loss allocable to the Partnership             $             (217,000)    $           (216,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership              $            ( 127,000)    $           (187,000)
                                                      ======================     ====================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $45,346 were incurred during each of the three months ended June 30, 2002 and 2001. The Partnership paid the General Partner or its affiliates $25,000 of those fees during the three months ended June 30, 2002 and $12,500 during the three months ended June 30, 2001.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through June 30, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.


The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                     June 30, 2002              March 31, 2002
                                                                 ----------------------      ----------------------

Reimbursement for expenses paid by the General
   Partners and affiliates                                    $                  5,538    $                  1,661
Asset management fee payable                                                 1,013,395                     993,049
                                                                 ----------------------      ----------------------
                                                              $              1,018,933    $                994,710
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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2002 consisted primarily of $396,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $6,303,000. Liabilities at June 30, 2002 primarily consisted of $1,013,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. The Partnership's net loss for the three months ended June 30, 2002 was $(194,000), reflecting a decrease of $51,000 from the $(245,000) of net loss for the three months ended June 30, 2001. The decline in net loss is primarily due to a decrease in equity in losses of limited partnerships of $60,000 to $(127,000) for the three months ended June 30, 2002 from $(187,000) for the three months ended June 30, 2001. The decrease in equity in losses of limited partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease in equity in losses of limited partnerships is offset by an increase in loss from operations of $10,000 for the three months ended June 30, 2002 to $(67,000) from $(57,000) for the three months ended June 30, 2001, due to a reduction of interest income and an increase in legal, accounting and other operating expenses.

Cash Flows

Three months Ended June 30, 2002 Compared to Three months Ended June 30, 2001. Net cash used during the three months ended June 30, 2002 was $(18,000) compared to net cash provided for the three months ended June 30, 2001 of $3,000. The change of $21,000 was primarily due to an increase in operating costs of $8,000 a decrease in interest income of $2,000 and a decrease in distributions from limited partnerships of $3,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2002 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $24,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

          NONE

Item 4.  Submission of Matters to a Vote of Security Holders

          The Consent Solicitation Statement dated June 1, 2002 was first sent to the Limited Partners on or about June 1, 2002.

          The General Partner has proposed that the Partnership cease reproduction and mailing of quarterly and annual financial statements to the Limited Partners, to reduce the expenses incurred by the Partnership. The Partnership will continue to prepare quarterly and annual financial statements so long as it is required to do so under the Securities and Exchange Commission Act of 1934 and submit them to the Securities and Exchange Commission. All votes were to be returned to the General Partner by August 1, 2002 to be counted. The proposal was approved by the Limited Partners and the results of the vote were 11,075 for the proposal, 1,303 against the proposal, and 215 abstentions.


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

Date:  July 31, 2002





By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date:  July 31, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC California Housing Tax Credits III, L.P. (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/WILFRED N. COOPER, SR.
-------------------------
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
July 31, 2002




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC California Housing Tax Credits III, L.P. (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/THOMAS J. RIHA
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
July 31, 2002