Form 10-Q
period 2002-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2003-04-09
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

Yes           No      X
    ---------    ----------


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ----------

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2002


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
                       December 31, 2002 and March 31, 2002....................3

         Statements of Operations
                       For the three and nine months ended December 31,
                       2002 and 2001...........................................4

         Statement of Partners' Equity (Deficit)
                       For the nine months ended December 31, 2002.............5

         Statements of Cash Flows
                       For the nine months ended December 31,
                       2002 and 2001...........................................6

         Notes to Financial Statements.........................................7

         Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations....................13

         Item 3. Quantitative and Qualitative Disclosures about
                       Market Risks...........................................14

         Item 4. Controls and Procedures......................................14

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................15

         Item 4. Submission of Matters to a Vote of Security Holders..........15

         Item 5. Other Information............................................15

         Item 6. Exhibits and Reports on Form 8-K.............................15

         Signatures ..........................................................16

         Certifications.......................................................17

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                  December 31, 2002                   March 31, 2002
                                                                -----------------------             -------------------
                                                                     (unaudited)
ASSETS

Cash and cash equivalents                                     $                367,116            $            413,336
Investments in limited partnerships, net (Note 2)                            6,011,392                       6,455,167
                                                                -----------------------             -------------------

                                                              $              6,378,508            $          6,868,503
                                                                =======================             ===================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $              1,080,689            $            994,710

Commitments and contingencies

Partners' equity (deficit):
  General partner                                                             (117,153)                       (111,393)
  Limited partners (30,000 units authorized;
     18,000 units issued and outstanding)                                    5,414,972                       5,985,186
                                                                -----------------------             -------------------

        Total partners' equity                                               5,297,819                       5,873,793
                                                                -----------------------             -------------------

                                                              $              6,378,508            $          6,868,503
                                                                =======================             ===================

   See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)

                                              2002                  2002                  2001               2001
                                       -------------------    ------------------    -----------------   ----------------
                                          Three Months           Nine months          Three Months        Nine months
                                       -------------------    ------------------    -----------------   ----------------

Interest income                      $                764   $             4,018   $            2,562  $           9,501
Distribution income                                     -                 1,640                    -                  -
                                       -------------------    ------------------    -----------------   ----------------

                                                      764                 5,658                2,562  $           9,501
                                       -------------------    ------------------    -----------------   ----------------

Operating expenses:
  Amortization (Note 2)                            14,711                44,943               14,258             43,694
  Asset management fees (Note 3)                   45,346               136,038               45,347            136,038
  Legal and accounting                              2,320                17,097                2,164             15,734
  Other                                             1,352                 5,064                2,554              6,804
                                       -------------------    ------------------    -----------------   ----------------

    Total operating expenses                       63,729               203,142               64,323            202,270
                                       -------------------    ------------------    -----------------   ----------------

Loss from operations                              (62,965)             (197,484)             (61,761)          (192,769)
                                       -------------------    ------------------    -----------------   ----------------

Equity in losses of
 limited partnerships (Note 2)                   (125,324)             (378,490)            (186,828)          (596,451)
                                       -------------------    ------------------    -----------------   ----------------

Net loss                             $           (188,289)  $          (575,974)  $         (248,589) $        (789,220)
                                       ===================    ==================    =================   ================

Net loss allocated to:
  General partner                    $             (1,883)  $            (5,760)  $           (2,486) $          (7,892)
                                       ===================    ==================    =================   ================

  Limited partners                   $           (186,406)  $          (570,214)  $         (246,103) $        (781,328)
                                       ===================    ==================    =================   ================

Net loss per limited
 partner unit                        $                (10)  $               (32)  $              (14) $             (44)
                                       ===================    ==================    =================   ================

Outstanding weighted limited
 partner units
                                                   18,000                18,000               18,000             18,000
                                       ===================    ==================    =================   ================

                 See accompanying notes to financial statements
                                       4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2002
                                   (unaudited)



                                                            General                Limited
                                                            Partner               Partners               Total
                                                        -----------------      ----------------     ----------------


Partners' equity (deficit) at March 31, 2002          $        (111,393)     $      5,985,186      $       5,873,793

Net loss                                                         (5,760)             (570,214)              (575,974)
                                                        -----------------      ----------------     ----------------

Partners' equity (deficit) at December 31, 2002       $        (117,153)     $      5,414,972      $       5,297,819
                                                        =================      ================     ================







                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)


                                                                              2002                      2001
                                                                        ------------------        ------------------
Cash flows from operating activities:
  Net loss                                                            $         (575,974)      $          (789,220)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                               44,943                    43,694
       Equity in losses of limited partnerships                                  378,490                   596,451
        Change in accrued fees and expenses due to
               General Partner and affiliates                                     85,979                   100,205
                                                                        ------------------        ------------------

Net cash used in operating activities                                            (66,562)                  (48,870)
                                                                        ------------------        ------------------

Cash flows from investing activities:
    Distributions from limited partnerships                                       20,342                    28,492
                                                                        ------------------        ------------------

Net cash provided by investing activities                                         20,342                    28,492
                                                                        ------------------        ------------------

Net decrease in cash and cash equivalents                                        (46,220)                  (20,378)
                                                                        ------------------        ------------------

Cash and cash equivalents, beginning of period                                   413,336                   437,863
                                                                        ------------------        ------------------
Cash and cash equivalents, end of period                              $          367,116       $           417,485
                                                                        ==================        ==================

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                          $              800       $               800
                                                                        ==================        ==================

                 See accompanying notes to financial statements
                                       6

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of the General Partner. The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the Partnership has no employees of its own.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low-income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low-income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low-income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low-income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents at the end of all periods presented.

Concentration of Credit Risk
----------------------------

At December 31, 2002, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

New Accounting Pronouncements
-----------------------------

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Adoption of this statement is not expected to have a material effect on the Partnership's financial statements.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in eighteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 635 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership's business decisions require approval from the Partnership. The Partnership, as a

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

                                                                         For the Nine                For the Year
                                                                         Months Ended                   Ended
                                                                      December 31, 2002             March 31, 2002
                                                                      -------------------         -------------------

  Investments per balance sheet, beginning of period                $         6,455,167         $         7,329,890

  Distributions received                                                        (20,342)                    (17,048)
  Equity in losses of limited partnerships                                     (378,490)                   (798,807)
  Amortization of paid acquisition fees and costs                               (44,943)                    (58,868)
                                                                      -------------------         -------------------

  Investments per balance sheet, end of period                      $         6,011,392         $         6,455,167
                                                                      ===================         ===================

Selected financial information for the nine months ended December 31, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                             COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                              2002                      2001
                                                      ----------------------     --------------------

  Revenue                                           $            2,355,000     $          2,280,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                          1,520,000                1,419,000
     Interest expense                                              643,000                  649,000
     Depreciation and amortization                                 849,000                  865,000
                                                      ----------------------     --------------------

  Total expenses                                                 3,012,000                2,933,000
                                                      ----------------------     --------------------

  Net loss                                          $             (657,000)    $           (653,000)
                                                      ======================     ====================

  Net loss allocable to the Partnership             $             (650,000)    $           (647,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership              $             (378,000)    $           (596,000)
                                                      ======================     ====================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $136,038 were incurred during each of the nine months ended December 31, 2002 and 2001. The Partnership paid the General Partner or its affiliates $50,000 of those fees during the nine months ended December 31, 2002 and $35,833 during the nine months ended December 31, 2001.

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


The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                   December 31, 2002            March 31, 2002
                                                                 ----------------------      ----------------------

Reimbursement for expenses paid by the General
   Partners and affiliates                                    $                  1,602    $                  1,661
Asset management fee payable                                                 1,079,087                     993,049
                                                                 ----------------------      ----------------------
                                                              $              1,080,689    $                994,710
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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Partnership has a 99% limited partnership investment in Colonial Village Roseville, a California Limited Partnership, ("Colonial Village Roseville"). Colonial Village Roseville is a defendant in a lawsuit filed by previous tenants. Colonial Village Roseville carries general liability insurance and has tendered the defense of the claim to the insurance company. Discovery for the lawsuit is just beginning, and the management of Colonial Village Roseville and WNC are unable to determine the outcome of this lawsuit at this time or its impact, if any, on the Partnership's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward-looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those, projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low-income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2002 consisted primarily of $367,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $6,011,000. Liabilities at December 31, 2002 primarily consisted of $1,081,000 of accrued asset management fees and expenses due to the General Partner.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001. The Partnership's net loss for the three months ended December 31, 2002 was $(188,000), reflecting a decrease of $61,000 from the $(249,000) of net loss for the three months ended December 31, 2001. The decline in net loss is primarily due to a decrease in equity in losses of limited partnerships of $62,000 to $(125,000) for the three months ended December 31, 2002 from $(187,000) for the three months ended December 31, 2001. The decrease in equity in losses of limited partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. The Partnership's net loss for the nine months ended December 31, 2002 was $(576,000), reflecting a decrease of $213,000 from the $(789,000) of net loss for the nine months ended December 31, 2001. The decline in net loss is primarily due to a decrease in equity in losses of limited partnerships of $218,000 to $(378,000) for the nine months ended December 31, 2002 from $(596,000) for the nine months ended December 31, 2001. The decrease in equity in losses of limited partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease in equity in losses of limited partnerships is offset by an increase in loss from operations of $4,000 for the nine months ended December 31, 2002 to $(197,000) from $(193,000) for the nine months ended December 31, 2001, due to a decrease in interest income of $4,000.

Cash Flows

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. Net cash used during the nine months ended December 31, 2002 was $(46,000) compared to net cash used in the nine months ended December 31, 2001 of $(20,000). The change of $26,000 was primarily due to an increase in cash paid for operating costs of $(18,000) and a decrease in distributions from limited partnerships of $(8,000).

During the nine months ended December 31, 2002 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $86,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        NONE

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the General Partners of the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of Associates' management, including Associate's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnerships' disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

  Part II. OTHER INFORMATION

  Item 1. Legal Proceedings

          Colonial Village Roseville, a California Limited Partnership and its general partner, PROJECT GO, INC., a California corporation are being sued by former tenants in Placer County Superior Court, Auburn, California. The Complaint was filed September 6, 2002. The Plaintiffs are suing for various damages alleging that the property was not habitable and unsafe to occupy.


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

  Item 5. Other Information

          Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

 Item 6.  Exhibits and Reports on Form 8-K

 (a)      Reports on Form 8-K.
          ---------------------

 1.       NONE

 (b)      Exhibits.
          ---------

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC California Tax Credit Partners III General Partner

By:  WNC & Associates, Inc.         General Partner





By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  February 19, 2003





By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  February 19, 2003

                                 CERTIFICATIONS

     I,   Wilfred N. Cooper, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: February 19, 2003


          /s/  Wilfred N. Cooper, Jr.
          ---------------------------

          President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

          I,   Thomas J. Riha, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: February 19, 2003

          /s/  Thomas J. Riha
          -------------------

          Vice-President - Chief Financial Officer of WNC & Associates, Inc.