Form 10-Q
period 2003-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2003-08-20
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2003



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
                       June 30, 2003 and March 31, 2003........................3

         Statements of Operations
                       For the three months ended June 30, 2003 and 2002.......4

         Statement of Partners' Equity (Deficit)
                       For the three months ended June 30, 2003................5

         Statements of Cash Flows
                       For the three months ended June 30, 2003 and 2002.......6

         Notes to Financial Statements.........................................7

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................14

         Item 3. Quantitative and Qualitative Disclosures about Market Risks..15

         Item 4. Controls and Procedures......................................15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................16

         Item 6. Exhibits and Reports on Form 8-K.............................16

         Signatures ..........................................................17

         Certifications.......................................................18

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                    June 30, 2003                     March 31, 2003
                                                                -----------------------             -------------------
                                                                     (unaudited)
ASSETS

Cash and cash equivalents                                     $                364,820            $            371,426
Investments in limited partnerships, net (Note 2)                            5,413,763                       5,572,016
                                                                -----------------------             -------------------

                                                              $              5,778,583            $          5,943,442
                                                                =======================             ===================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $              1,164,340            $          1,126,324

Commitments and contingencies

Partners' equity (deficit):
  General partner                                                             (123,989)                       (121,960)
  Limited partners (30,000 units authorized;
     18,000 units issued and outstanding)                                    4,738,232                       4,939,078
                                                                -----------------------             -------------------

        Total partners' equity                                               4,614,243                       4,817,118
                                                                -----------------------             -------------------

                                                              $              5,778,583            $          5,943,442
                                                                =======================             ===================


                 See accompanying notes to financial statements
                                        3

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)

                                                           2003                              2002
                                                  ------------------------         -------------------------
                                                       Three Months                      Three months
                                                  ------------------------         -------------------------

        Interest income                         $                     449        $                    1,753
        Distribution income                                         1,795                                 -
                                                  ------------------------         -------------------------

                                                                    2,244        $                    1,753
                                                  ------------------------         -------------------------

        Operating expenses:
          Amortization (Note 2)                                    14,981                            15,116
          Asset management fees (Note 3)                           45,346                            45,346
          Legal and accounting                                      3,570                             5,180
          Other                                                     1,600                             3,232
                                                  ------------------------         -------------------------

            Total operating expenses                               65,497                            68,874
                                                  ------------------------         -------------------------

        Loss from operations                                      (63,253)                          (67,121)
                                                  ------------------------         -------------------------

        Equity in losses of
         limited partnerships (Note 2)                           (139,622)                         (126,583)
                                                  ------------------------         -------------------------

        Net loss                                $                (202,875)       $                 (193,704)
                                                  ========================         =========================

        Net loss allocated to:
          General partner                       $                  (2,029)       $                   (1,937)
                                                  ========================         =========================

          Limited partners                      $                (200,846)       $                 (191,767)
                                                  ========================         =========================

        Net loss per limited
         partner unit                           $                     (11)       $                      (11)
                                                  ========================         =========================

        Outstanding weighted limited
         partner units                                             18,000                            18,000
                                                  ========================         =========================



                 See accompanying notes to financial statements
                                        4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2003
                                   (unaudited)



                                                            General                Limited
                                                            Partner               Partners               Total
                                                        -----------------      ----------------     ----------------


Partners' equity (deficit) at March 31, 2003          $        (121,960)     $       4,939,078    $       4,817,118

Net loss                                                         (2,029)              (200,846)            (202,875)
                                                        -----------------      ----------------     ----------------

Partners' equity (deficit) at June 30, 2003           $        (123,989)     $       4,738,232    $       4,614,243
                                                        =================      ================     ================




                 See accompanying notes to financial statements
                                        5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                                              2003                      2002
                                                                        ------------------        ------------------
Cash flows from operating activities:
  Net loss                                                            $          (202,875)      $          (193,704)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                                14,981                    15,116
       Equity in losses of limited partnerships                                   139,622                   126,583
        Change in accrued fees and expenses due to
               General Partner and affiliates                                      38,016                    24,223
                                                                        ------------------        ------------------

Net cash used in operating activities                                             (10,256)                  (27,782)
                                                                        ------------------        ------------------

Cash flows from investing activities:
    Distributions from limited partnerships                                         3,650                    10,117
                                                                        ------------------        ------------------

Net cash provided by investing activities                                           3,650                    10,117
                                                                        ------------------        ------------------

Net decrease in cash and cash equivalents                                          (6,606)                  (17,665)
                                                                        ------------------        ------------------

Cash and cash equivalents, beginning of period                                    371,426                   413,336
                                                                        ------------------        ------------------
Cash and cash equivalents, end of period                              $           364,820       $           395,671
                                                                        ==================        ==================

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                          $                 -       $               800
                                                                        ==================        ==================

                 See accompanying notes to financial statements
                                       6

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

The Partnership shall continue to be in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

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

Concentration of Credit Risk
----------------------------

At June 30, 2003, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Partnership's financial position or results of operations.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

New Accounting Pronouncements, continued
----------------------------------------

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented.

                                                                        For the Three                For the Year
                                                                         Months Ended                   Ended
                                                                        June 30, 2003               March 31, 2003
                                                                      -------------------         -------------------

  Investments per balance sheet, beginning of period                $         5,572,016         $         6,455,167

  Distributions received                                                         (3,650)                    (24,446)
  Equity in losses of limited partnerships                                     (139,622)                   (799,326)
  Amortization of paid acquisition fees and costs                               (14,981)                    (59,379)
                                                                      -------------------         -------------------

  Investments per balance sheet, end of period                      $         5,413,763         $         5,572,016
                                                                      ===================         ===================

Selected financial information for the three months ended June 30, 2003 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                             COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                              2003                      2002
                                                      ----------------------     --------------------

  Revenue                                           $               834,000    $             785,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                             563,000                  507,000
     Interest expense                                               235,000                  214,000
     Depreciation and amortization                                  277,000                  283,000
                                                      ----------------------     --------------------

  Total expenses                                                  1,075,000                1,004,000
                                                      ----------------------     --------------------

  Net loss                                          $              (241,000)   $            (219,000)
                                                      ======================     ====================

  Net loss allocable to the Partnership             $              (238,000)   $            (217,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership              $              (140,000)   $            (127,000)
                                                      ======================     ====================


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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $45,346 were incurred during each of the three months ended June 30, 2003 and 2002. The Partnership paid the General Partner or its affiliates $12,500 of those fees during the three months ended June 30, 2003 and $25,000 during the three months ended June 30, 2002.

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

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                     June 30, 2003              March 31, 2003
                                                                 ----------------------      ----------------------

Reimbursement for expenses paid by the General
   Partners and affiliates                                    $                  7,060    $                  1,890
Asset management fee payable                                                 1,157,280                   1,124,434
                                                                 ----------------------      ----------------------
                                                              $              1,164,340    $              1,126,324
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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $365,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $5,414,000. Liabilities at June 30, 2003 primarily consisted of $1,164,000 of accrued asset management fees and expenses due to the General Partner.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(203,000), reflecting an increase of $9,000 from the $(194,000) net loss for the three months ended June 30, 2002. The increase in net loss is primarily due to an increase in equity in losses of limited partnerships of $13,000 to $(140,000) for the three months ended June 30, 2003 from $(127,000) for the three months ended June 30, 2002. The increase in equity in losses of limited partnerships is due to the Partnership under estimating equity in losses for the three months ended June 30, 2002. The increase in equity in losses of limited partnerships is offset by a decrease in loss from operations of $(4,000) for the three months ended June 30, 2003 of $(63,000) from $(67,000) for the three months ended June 30, 2002. This change was due to a combined decrease in accounting and legal fees and other expenses of approximately $(3,000).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Net cash used during the three months ended June 30, 2003 was $(7,000) compared to net cash used in the three months ended June 30, 2002 of $(18,000). The change of $11,000 was primarily due to an increase in cash paid for operating costs of $18,000 and a decrease in distributions received from limited partnerships of approximately $(6,000).

During the three months ended June 30, 2003 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $38,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1.        NONE

(b)       Exhibits.
          ---------

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





By: /s/  Wilfred N. Cooper, Jr.
-------------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  August 19, 2003





By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  August 19, 2003

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

          Date:  August 19, 2003


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

          Date:  August 19, 2003

          /s/ Thomas J. Riha
          ------------------

          Vice-President - Chief Financial Officer of WNC & Associates, Inc.