Form 10-Q
period 2003-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2003-11-14
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2003

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


                   17782 Sky Park Circle Irvine, CA 92614-6404
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626
(Former name, former address and former fiscal year, if changed since last report)

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

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2003


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

   Balance Sheets
           September 30, 2003 and March 31, 2003...............................3

   Statements of Operations
            For the three and six months ended September 30, 2003 and 2002.....4

   Statement of Partners' Equity (Deficit)
            For the six months ended September 30, 2003........................5

   Statements of Cash Flows
            For the six months ended September 30, 2003 and 2002...............6

   Notes to Financial Statements...............................................7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................15

   Item 3. Quantitative and Qualitative Disclosures about Market Risks........16

   Item 4. Controls and Procedures............................................16

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................17

   Item 6. Exhibits and Reports on Form 8-K...................................17

   Signatures ................................................................18

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                  September 30, 2003                  March 31, 2003
                                                                -----------------------             -------------------
                                                                     (unaudited)
ASSETS

Cash and cash equivalents                                     $                338,005            $            371,426
Investments in limited partnerships, net (Note 2)                            5,180,592                       5,572,016
                                                                -----------------------             -------------------

                                                              $              5,518,597            $          5,943,442
                                                                =======================             ===================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $              1,191,115            $          1,126,324

Commitments and contingencies

Partners' equity (deficit):
  General partner                                                             (126,856)                       (121,960)
  Limited partners (30,000 units authorized;
     18,000 units issued and outstanding)                                    4,454,338                       4,939,078
                                                                -----------------------             -------------------

        Total partners' equity                                               4,327,482                       4,817,118
                                                                -----------------------             -------------------

                                                              $              5,518,597            $          5,943,442
                                                                =======================             ===================

                 See accompanying notes to financial statements
                                        3

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2003 and 2002
                                   (unaudited)

                                              2003                  2003                  2002               2002
                                       -------------------    ------------------    -----------------   ----------------
                                          Three Months           Six months           Three Months        Six months
                                       -------------------    ------------------    -----------------   ----------------

Interest income                      $               437    $              886    $           1,501   $          3,254
Distribution income                                1,952                 3,747                1,640              1,640
                                       -------------------    ------------------    -----------------   ----------------

                                                   2,389                 4,633                3,141              4,894
                                       -------------------    ------------------    -----------------   ----------------

Operating expenses:
  Amortization (Note 2)                           14,981                29,962               15,116             30,232
  Asset management fees (Note 3)                  45,347                90,693               45,346             90,692
  Legal and accounting                            13,375                16,945                9,597             14,777
  Other                                              757                 2,357                  480              3,712
                                       -------------------    ------------------    -----------------   ----------------

    Total operating expenses                      74,460               139,957               70,539            139,413
                                       -------------------    ------------------    -----------------   ----------------

Loss from operations                             (72,071)             (135,324)             (67,398)          (134,519)
                                       -------------------    ------------------    -----------------   ----------------

Equity in losses of
 limited partnerships (Note 2)                  (214,690)             (354,312)            (126,583)          (253,166)
                                       -------------------    ------------------    -----------------   ----------------

Net loss                             $          (286,761)   $         (489,636)   $        (193,981)  $       (387,685)
                                       ===================    ==================    =================   ================

Net loss allocated to:
  General partner                    $            (2,868)   $           (4,896)   $          (1,940)  $         (3,877)
                                       ===================    ==================    =================   ================

  Limited partners                   $          (283,893)   $         (484,740)   $        (192,041)  $       (383,808)
                                       ===================    ==================    =================   ================

Net loss per limited
 partner unit                        $               (16)   $              (27)   $             (11)  $            (21)
                                       ===================    ==================    =================   ================

Outstanding weighted limited
 partner units
                                                  18,000                18,000               18,000             18,000
                                       ===================    ==================    =================   ================


                 See accompanying notes to financial statements
                                        4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2003
                                   (unaudited)



                                                            General                Limited
                                                            Partner               Partners               Total
                                                        -----------------      ----------------     ----------------


Partners' equity (deficit) at March 31, 2003          $        (121,960)     $       4,939,078    $       4,817,118

Net loss                                                         (4,896)              (484,740)            (489,636)
                                                        -----------------      ----------------     ----------------

Partners' equity (deficit) at September 30, 2003      $        (126,856)     $       4,454,338    $       4,327,482
                                                        =================      ================     ================







                 See accompanying notes to financial statements
                                        5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2003 and 2002
                                   (unaudited)


                                                                              2003                      2002
                                                                        ------------------        ------------------
Cash flows from operating activities:
  Net loss                                                            $          (489,636)       $         (387,685)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                                29,962                    30,232
       Equity in losses of limited partnerships                                   354,312                   253,166
        Change in accrued fees and expenses due to
               General Partner and affiliates                                      64,791                    51,531
                                                                        ------------------        ------------------
Net cash used in operating activities                                             (40,571)                  (52,756)
                                                                        ------------------        ------------------
Cash flows from investing activities:
    Distributions from limited partnerships                                         7,150                    20,342
                                                                        ------------------        ------------------
Net decrease in cash and cash equivalents                                         (33,421)                  (32,414)

Cash and cash equivalents, beginning of period                                    371,426                   413,336
                                                                        ------------------        ------------------
Cash and cash equivalents, end of period                              $           338,005       $           380,922
                                                                        ==================        ==================
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                          $                 -       $               800
                                                                        ==================        ==================



                 See accompanying notes to financial statements
                                        6

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2003
                                   (unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2003
                                   (unaudited)


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

Equity in losses of limited partnerships for the periods ended September 30, 2003 and 2002 have been recorded by the Partnership based on six months of results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2).


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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2003
                                   (unaudited)


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

Concentration of Credit Risk
----------------------------

At September 30, 2003, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2003
                                   (unaudited)

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2003
                                   (unaudited)

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

                                                                         For the Six                 For the Year
                                                                         Months Ended                   Ended
                                                                      September 30, 2003            March 31, 2003
                                                                      -------------------         -------------------

  Investments per balance sheet, beginning of period                $         5,572,016         $         6,455,167
  Distributions received                                                         (7,150)                    (24,446)
  Equity in losses of limited partnerships                                     (354,312)                   (799,326)
  Amortization of paid acquisition fees and costs                               (29,962)                    (59,379)
                                                                      -------------------         -------------------
  Investments per balance sheet, end of period                      $         5,180,592         $         5,572,016
                                                                      ===================         ===================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the six months ended September 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                             COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                              2003                      2002
                                                      ----------------------     --------------------

  Revenue                                           $             1,669,000    $           1,570,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                           1,125,000                1,013,000
     Interest expense                                               470,000                  429,000
     Depreciation and amortization                                  555,000                  566,000
                                                      ----------------------     --------------------

  Total expenses                                                  2,150,000                2,008,000
                                                      ----------------------     --------------------

  Net loss                                          $              (481,000)   $            (438,000)
                                                      ======================     ====================

  Net loss allocable to the Partnership             $              (476,000)   $            (434,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership              $              (354,000)   $            (253,000)
                                                      ======================     ====================

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2003
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $90,693 and $90,692 were incurred during the six months ended September 30, 2003 and 2002, respectively. The Partnership paid the General Partner or its affiliates $30,000 of those fees during the six months ended September 30, 2003 and $37,500 during the six months ended September 30, 2002.

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

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                  September 30, 2003            March 31, 2003
                                                                 ----------------------      ----------------------

Reimbursement for expenses paid by the General
   Partners and affiliates                                    $                  5,988    $                  1,890
Asset management fee payable                                                 1,185,127                   1,124,434
                                                                 ----------------------      ----------------------
                                                              $              1,191,115    $              1,126,324
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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2003 consisted primarily of $338,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $5,181,000. Liabilities at September 30, 2003 primarily consisted of $1,191,000 of accrued asset management fees and expenses due to the General Partner.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. The Partnership's net loss for the three months ended September 30, 2003 was $(287,000), reflecting an increase of $(93,000) from the $(194,000) net loss for the three months ended September 30, 2002. The increase in net loss is primarily due to an increase in equity in losses of limited partnerships of $(88,000) to $(215,000) for the three months ended September 30, 2003 from $(127,000) for the three months ended September 30, 2002. The large increase in equity in losses is largely due to the fact that five lower tier partnership's investment balances had reached zero, therefore, the acquisition fees and costs associated with those properties were written off in the three months ended September 30, 2003. Additionally an increase in loss from operations of $(5,000) for the three months ended September 30, 2003 to $(72,000) from $(67,000) for the three months ended September 30, 2002. This change was due to a combined increase in accounting and legal fees and other expenses of approximately $4,000 and a decrease in income of $1,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002. The Partnership's net loss for the six months ended September 30, 2003 was $(489,000), reflecting an increase of $(101,000) from the $(388,000) net loss for the six months ended September 30, 2002. The increase in net loss is primarily due to an increase in equity in losses of limited partnerships of $(101,000) to $(354,000) for the six months ended September 30, 2003 from $(253,000) for the six months ended September 30, 2002. The large increase in equity in losses is largely due to the fact that five lower tier partnerships investment balances had reached zero, therefore, the acquisition fees and costs associated with those properties were written off in 2003.

Cash Flows

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002. Net cash used during the six months ended September 30, 2003 was $(33,000) compared to net cash used in the six months ended September 30, 2002 of $(32,000). The decrease of $(1,000) was primarily due to an increase in cash paid for operating costs of $12,000 offset by a decrease in distributions received from limited partnerships of approximately $13,000.

During the six months ended September 30, 2003 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $65,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

Item 1.   Legal Proceedings

          None

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1.        NONE

(b)       Exhibits.
          ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a/)15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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

Date:  November 14, 2003





By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  November 14, 2003