Form 10-Q
period 2003-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2004-02-10
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2003



      PART I. FINANCIAL INFORMATION

          Item 1. Financial Statements

          Balance Sheets
               December 31,2003 and March 31,2003..............................3

          Statements of Operations
               For the Three and Nine Months Ended December 31, 2003 and 2002..4

         Statement of Partners' Equity (Deficit)
               For the Nine Months Ended December 31, 2003.....................5

         Statements of Cash Flows
               For the Nine Months Ended December 31, 2003 and 2002............6

         Notes to Financial Statements.........................................7

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................15

         Item 3. Quantitative and Qualitative Disclosures about Market Risks..16

         Item 4. Controls and Procedures......................................16

      PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................17

         Item 6. Exhibits and Reports on Form 8-K.............................17

         Signatures ..........................................................18

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                  December 31, 2003                   March 31, 2003
                                                                -----------------------             -------------------
                                                                     (unaudited)
ASSETS

Cash and cash equivalents                                     $               310,722             $           371,426
Investments in limited partnerships, net (Note 2)                           5,039,466                       5,572,016
                                                                -----------------------             -------------------

                                                              $             5,350,188             $         5,943,442
                                                                =======================             ===================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $             1,211,478             $         1,126,324

Commitments and contingencies

Partners' equity (deficit):
  General partner                                                            (128,744)                       (121,960)
  Limited partners (30,000 units authorized;
     18,000 units issued and outstanding)                                   4,267,454                       4,939,078
                                                                -----------------------             -------------------

        Total partners' equity                                              4,138,710                       4,817,118
                                                                -----------------------             -------------------

                                                              $             5,350,188             $         5,943,442
                                                                =======================             ===================

                 See accompanying notes to financial statements
                                        3

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)

                                              2003                  2003                  2002               2002
                                       -------------------    ------------------    -----------------   ----------------
                                          Three Months           Nine months          Three Months        Nine months
                                       -------------------    ------------------    -----------------   ----------------

Interest income                      $               291    $            1,177    $             764   $          4,018
Distribution income                                  600                 4,347                    -              1,640
                                       -------------------    ------------------    -----------------   ----------------

                                                     891                 5,524                  764              5,658
                                       -------------------    ------------------    -----------------   ----------------

Operating expenses:
  Amortization (Note 2)                           14,981                44,943               14,711             44,943
  Asset management fees (Note 3)                  45,346               136,039               45,346            136,038
  Legal and accounting                               181                17,126                2,320             17,097
  Other                                            3,110                 5,467                1.352              5,064
                                       -------------------    ------------------    -----------------   ----------------

    Total operating expenses                      63,618               203,575               63,729            203,142
                                       -------------------    ------------------    -----------------   ----------------

Loss from operations                             (62,727)             (198,051)             (62,965)          (197,484)
                                       -------------------    ------------------    -----------------   ----------------

Equity in losses of
 limited partnerships (Note 2)                  (126,045)             (480,357)            (125,324)          (378,490)
                                       -------------------    ------------------    -----------------   ----------------

Net loss                             $          (188,772)   $         (678,408)   $        (188,289)  $       (575,974)
                                       ===================    ==================    =================   ================

Net loss allocated to:
  General partner                    $            (1,888)   $           (6,784)   $          (1,883)  $         (5,760)
                                       ===================    ==================    =================   ================

  Limited partners                   $          (186,884)   $         (671,624)   $        (186,406)  $       (570,214)
                                       ===================    ==================    =================   ================

Net loss per limited
 partner unit                        $               (10)   $              (37)   $             (10)  $            (32)
                                       ===================    ==================    =================   ================


Outstanding weighted limited
 partner units
                                                  18,000                18,000               18,000             18,000
                                       ===================    ==================    =================   ================



                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2003
                                   (unaudited)



                                                            General                Limited
                                                            Partner               Partners               Total
                                                        -----------------      ----------------     ----------------


Partners' equity (deficit) at March 31, 2003          $        (121,960)     $     4,939,078      $     4,817,118

Net loss                                                         (6,784)            (671,624)            (678,408)
                                                        -----------------      ----------------     ----------------

Partners' equity (deficit) at December  31, 2003      $        (128,744)     $     4,267,454      $     4,138,710
                                                        =================      ================     ================








                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)


                                                                              2003                      2002
                                                                        ------------------        ------------------

Cash flows from operating activities:
  Net loss                                                            $         (678,408)       $         (575,974)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                               44,943                    44,943
       Equity in losses of limited partnerships                                  480,357                   378,490
       Change in accrued fees and expenses due to
          General Partner and affiliates                                          85,154                    85,979
                                                                        ------------------        ------------------

Net cash used in operating activities                                            (67,954)                  (66,562)
                                                                        ------------------        ------------------

Cash flows from investing activities:
    Distributions from limited partnerships                                        7,250                    20,342
                                                                        ------------------        ------------------

Net decrease in cash and cash equivalents                                        (60,704)                  (46,220)

Cash and cash equivalents, beginning of period                                   371,426                   413,336
                                                                        ------------------        ------------------
Cash and cash equivalents, end of period                              $          310,722        $          367,116
                                                                        ==================        ==================

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                          $                -        $              800
                                                                        ==================        ==================


                 See accompanying notes to financial statements
                                        6

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Quarter Ended December 31, 2003
                                   (unaudited)
16



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)


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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)


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

Equity in losses of limited partnerships for the periods ended December 31, 2003 and 2002 have been recorded by the Partnership based on nine months of results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2).


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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)


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

Concentration of Credit Risk
----------------------------

At December 31, 2003, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.
                                       11

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

                                                                         For the Nine                For the Year
                                                                         Months Ended                   Ended
                                                                      December 31, 2003             March 31, 2003
                                                                      -------------------         -------------------

  Investments per balance sheet, beginning of period                $         5,572,016         $         6,455,167

  Distributions received                                                         (7,250)                    (24,446)
  Equity in losses of limited partnerships                                     (480,357)                   (799,326)
  Amortization of paid acquisition fees and costs                               (44,943)                    (59,379)
                                                                      -------------------         -------------------

  Investments per balance sheet, end of period                      $         5,039,466         $         5,572,016
                                                                      ===================         ===================

                                       12

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the nine months ended December 31, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                             COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                              2003                      2002
                                                      ----------------------     --------------------

  Revenue                                           $            2,503,000     $          2,355,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                          1,687,000                1,520,000
     Interest expense                                              706,000                  643,000
     Depreciation and amortization                                 832,000                  849,000
                                                      ----------------------     --------------------

  Total expenses                                                 3,225,000                3,012,000
                                                      ----------------------     --------------------

  Net loss                                          $             (722,000)    $           (657,000)
                                                      ======================     ====================

  Net loss allocable to the Partnership             $             (714,000)    $           (650,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership              $             (480,000)    $           (378,000)
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

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2003
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $136,039 and $136,038 were incurred during the nine months ended December 31, 2003 and 2002, respectively. The Partnership paid the General Partner or its affiliates $50,000 of those fees during each of the nine months ended December 31, 2003 and 2002.

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

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                   December 31, 2003            March 31, 2003
                                                                 ----------------------      ----------------------

Reimbursement for expenses paid by the General
   Partners and affiliates                                    $                  1,005    $                  1,890
Asset management fee payable                                                 1,210,473                   1,124,434
                                                                 ----------------------      ----------------------
                                                              $              1,211,478    $              1,126,324
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2003 consisted primarily of $311,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $5,039,000. Liabilities at December 31, 2003 primarily consisted of $1,211,000 of accrued asset management fees and expenses due to the General Partner.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002. The Partnership's net loss for the three months ended December 31, 2003 was $(189,000), reflecting an increase of $(1,000) from the $(188,000) net loss for the three months ended December 31, 2002. The increase in net loss is due to an increase in equity in losses of limited partnerships of $(1,000) to $(126,000) for the three months ended December 31, 2003 from $(125,000) for the three months ended December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. The Partnership's net loss for the nine months ended December 31, 2003 was $(678,000), reflecting an increase of $(102,000) from the $(576,000) net loss for the nine months ended December 31, 2002. The increase in net loss is due to an increase in equity in losses of limited partnerships of $(102,000) to $(480,000) for the nine months ended December 31, 2003 from $(378,000) for the nine months ended December 31, 2002. The increase in equity in losses is largely due to the fact that five lower tier partnerships investment balances had reached zero, therefore, the acquisition fees and costs associated with those properties were written off in 2003.

Cash Flows

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. Net cash used during the nine months ended December 31, 2003 was $(60,000) compared to net cash used in the nine months ended December 31, 2002 of
$(46,000). The decrease of $(14,000) was primarily due to a decrease in distributions received from limited partnerships of approximately $(13,000) along with an increase in cash paid for operating costs of $(1,000).

During the nine months ended December 31, 2003 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $85,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K.
     --------------------

1. A current report on Form 8-K was filed on behalf of the registrant on November 4, 2003 reporting the resignation of the registrant's former principal independent accountants, and the engagement of new principal independent accountants under Item 4 of the Form 8-K. An amendment thereto on Form 8-K/A was filed on November 10, 2003 and November 25, 2003 (under
     Item 7 and under Items 4 and 7, respectively) to file as an exhibit the required letter from the former principal independent accountants. Neither the initial report nor the amendments included any financial statements.

(b)  Exhibits.
     ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Certification  of the  Principal  Executive  Officer  pursuant to 18 U.S.C.
     section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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

Date:  February 9, 2004





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  February 9, 2004