Form 10-K
period 2004-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2004-10-01
CIK 892997

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-23908


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

             (Exact name of registrant as specified in its charter)

                    California                                    33-0563307
                  (State or other jurisdiction of              (I.R.S. Employer
               incorporation or organization)                Identification No.)

               17782 Sky Park Circle                              92614-6404
               Irvine, CA                                         (Zip Code)
               (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits III, L.P. ("CHTC III" or the "Partnership") is a California limited partnership formed under the laws of the State of California on October 5, 1992. The Partnership was formed to acquire limited partnership interests or membership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes that are eligible for Federal low-income housing and, in certain cases, California low-income housing tax credits ("Low Income Housing Credits").

The general  partner of the  Partnership  is WNC Tax Credit  Partners  III, L.P.
("TCP III"). The general partner of TCP III is WNC & Associates, Inc. ("Associates"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through WNC, as neither TCP III or the Partnership have employees of their own.

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a multi-family housing complex (the "Housing Complexes") which qualify for the Low Income Housing Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

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

As of March 31, 2004, the Partnership had invested in eighteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is or was eligible for the Federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. An individual Limited Partner's ability to use tax credits is limited. In most cases, the annual amount of Low Income Housing Credits that an individual Limited Partner can use is limited to the tax liability due on the person's last $25,000 of taxable income. Low Income Housing Credits may be the only material benefit from the Partnership because Limited Partners may not get back their capital. Any transactions between the Partnership and Associates and its affiliates will entail conflicts of interest.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, and a fractional recapture of prior Low Income Housing Credits, would occur. At any time, a foreclosure would result in a loss of the Partnership's investment in the Housing Complex. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

There are limits on the transferability of units, including a prohibition on the transfer of more than 50% of the Units in a 12-month period. No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Anticipated future and existing cash resources are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner on a current basis. The Partnership would be adversely affected should the General Partner demand current payment of these contractual obligations and or suspend services for this or any other reason.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The review considers many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership when it no longer provides tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date no properties in the Partnership have been selected for disposition.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the eighteen Housing Complexes as of the dates and for the periods indicated:

                                                        ----------------------------  ----------------------------------------------
                                                           As of March 31, 2004                   As of December 31, 2003
                                                        ----------------------------  ----------------------------------------------
                                                          Partnership's    Amount of                      Estimated         Mortgage
                                                         Total Investment  Investment                   Aggregate Low    Balances of
   Local Limited                       General Partner   in Local Limited  Paid to     Number          Income Housing  Local Limited
  Partnership Name        Location       Name               Partnership     Date     of Units  Occupancy   Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden             Delhi,         Anthony
Apartment                 California     Donovan
Associates                                                     $  391,000    $ 391,000      34      97%     $ 807,000   $  1,371,000

Almond View               Stockton,      Daniel C.
Apartments,               California     Logue and
Ltd.                                     Cyrus Youssefi         1,639,000    1,639,000      72      97%     3,523,000      1,738,000

Buccaneer                 Fernandia      Clifford E.
Associates,               Beach,         Olsen
Limited                   Florida                                 365,000      365,000      48      96%       768,000      1,456,000

Candleridge               Perry,         Eric A.
Apartments of             Iowa           Sheldahl
Perry L.P. II                                                     126,000      126,000      24      83%       245,000        687,000

Colonial                  Roseville,     S.P. Thomas
Village                   Calfornia      Company of
Roseville                                Northern
                                         California
                                         Inc. and
                                         Project Go, Inc.       2,811,000    2,811,000      56      98%     5,872,000      1,977,000

Dallas                    Orrville,      Thomas H. Cooksey
County                    Alabama        and Apartment
Housing, Ltd.                            Developers, Inc.         130,000      130,000      19      89%       287,000        607,000

La Paloma del             Deming,        Dean
Sol Limited               New Mexico     Greenwalt
Partnership                                                       254,000      254,000      38      92%       625,000      1,413,000

Memory Lane               Yankton,       Skogen -
Limited                   South          Peterson,
Partnership               Dakota         Inc.                     151,000      151,000      18     100%       295,000        673,000

Nueva                     Richgrove,     Self-Help
Sierra                    California     Enterprises,
Vista                                    Inc. and Nueva
Associates                               Sierra Vista


                                                        ----------------------------  ----------------------------------------------
                                                           As of March 31, 2004                   As of December 31, 2003
                                                        ----------------------------  ----------------------------------------------
                                                          Partnership's    Amount of                      Estimated         Mortgage
                                                         Total Investment  Investment                   Aggregate Low    Balances of
   Local Limited                       General Partner   in Local Limited  Paid to     Number          Income Housing  Local Limited
  Partnership Name        Location       Name               Partnership     Date     of Units  Occupancy   Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
                                         Corporation            1,688,000    1,688,000      35      91%     3,516,000      1,623,000

Old Fort                  Hidalgo,       Alan Deke
Limited                   Texas          Noftsker and ABO
Partnership                              Corporation              249,000      249,000      40      97%       547,000      1,260,000

Orosi Apartments,         Orosi,         Douglas W.
Ltd.                      California     Young                    391,000      391,000      42     100%       741,000      1,900,000

Parlier                   Parlier,       David J. Micheal
Garden                    California     and Professional
Apts.                                    Apartment                453,000      453,000      41      98%       917,000      1,687,000

Rosewood                  Superior,      Management,
Superior,                 Wisconsin      Inc. Duffy
Apartments                               Development
Limited                                  Company,
Partnership                              Inc.                     185,000      185,000      20      95%       375,000        456,000

Sun Manor,                Itta Bena,     Glenn D.
L.P.                      Mississippi    Miller                   230,000      230,000      36     100%       464,000      1,044,000

Tahoe                     South Lake     David J. Michael,
Pines                     Tahoe,         Bucky Fong, Dean
Apartments                California     Pearson, Coy Elvis
                                         and Dr. Patricia
                                         Hatton                 1,633,000    1,633,000      28      89%     3,171,000      1,640,000

Venus Retirement          Venus,         W. Joseph
Village, Ltd.             Texas          Chamy                    161,000      161,000      24      96%       318,000        716,000

Walnut                    Orange,        Walnut
Pixley, L.P.              California     Pixley, Inc.           1,078,000    1,078,000      22     100%     2,309,000      1,656,000

Winters                   Winters,       John P.
Investment                California     Casper
Group                                                             531,000      531,000      38     100%     1,072,000      1,810,000
                                                               ----------- ------------    ----    ----   -----------    -----------

                                                              $12,536,000  $12,536,000     635      96%   $26,013,000    $23,714,000
                                                              ============ ============    ====    ====   ===========    ===========

(1) Represents aggregate total anticipated Low Income Housing Credits to be received over the 10 year credit period if the Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Substantially all of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships. Accordingly, the Partnership does not anticipate a significant amount of Low Income Housing Credits being allocated to the Limited Partners in the future.


                                          --------------------------------------------------------------------------
                                                            For the year ended December 31, 2003
                                          --------------------------------------------------------------------------
                                                                                                   Low Income
                                                                                                Housing Credits
                                                                                                  Allocated to
             Partnership Name                 Rental Income        Net Income (Loss)              Partnership
 -------------------------------------------------------------------------------------------------------------------
 Almond Garden Apartment Associates               $      219,000         $      (1,000)                         99%

 Almond View Apartments, Ltd.                            244,000              (221,000)                         99%

 Buccaneer Associates, Limited                           235,000               (40,000)                         99%


 Candleridge Apartments of Perry L.P. II                 150,000               (15,000)                         99%

 Colonial Village Roseville                              529,000                     0                          99%

 Dallas County Housing, Ltd.                              77,000               (17,000)                         99%

 La Paloma del Sol Limited Partnership                   163,000               (25,000)                         99%

 Memory Lane Limited Partnership                          80,000               (12,000)                         99%

 Nueva Sierra Vista Associates                           153,000              (129,000)                         99%

 Old Fort Limited Partnership                            178,000               (27,000)                         99%

 Orosi Apartments, Ltd.                                  217,000               (37,000)                         99%

 Parlier Garden Apts.                                    302,000                49,000                          95%

 Rosewood Apartments Limited Partnership                  86,000                (9,000)                         99%

 Sun Manor, L.P.                                         151,000               (42,000)                         99%

 Tahoe Pines Apartments                                  201,000              (112,000)                         99%

 Venus Retirement Village, Ltd.                           90,000              (304,000)                         99%

 Walnut - Pixley, L.P.                                   166,000               (22,000)                         99%

 Winters Investment Group                                253,000               (45,000)                         99%
                                                       ---------            -----------

                                                  $    3,494,000        $   (1,009,000)
                                                       =========            ===========

Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2004, there were 888 Limited Partners and 17 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2004.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE


Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                 March 31
                                     ---------------------------------------------------------------

                                        2004         2003         2002         2001         2000
                                     -----------  -----------   ----------   ----------   ----------

ASSETS
Cash                               $    310,717 $    371,426  $   413,336  $   437,863  $   480,598
Investments in limited
  partnerships, net                   3,525,413    5,572,016    6,455,167    7,329,890    8,224,971
                                     -----------  -----------   ----------   ----------   ----------

                                   $  3,836,130 $  5,943,442  $ 6,868,503  $ 7,767,753  $ 8,705,569
                                     ===========  ===========   ==========   ==========   ==========

LIABILITIES
Due to limited partnerships        $          - $          -  $         -  $         -  $         -
Due to general partner and
  affiliates                          1,256,656    1,126,324      994,710      849,164      718,279
                                     -----------  -----------   ----------   ----------   ----------

                                      1,256,656    1,126,324      994,710      849,164      718,279

PARTNERS' EQUITY                      2,579,474    4,817,118    5,873,793    6,918,589    7,987,290
                                     -----------  -----------   ----------   ----------   ----------

                                   $  3,836,130 $  5,943,442  $ 6,868,503  $ 7,767,753  $ 8,705,569
                                     ===========  ===========   ==========   ==========   ==========



Selected results of operations, cash flows and other information for the Partnership are as follows:


                                                  For the Years Ended
                                                        March 31
                           -------------------------------------------------------------------

                              2004          2003           2002         2001          2000
                           -----------   -----------     ---------    ----------    ----------


Loss from operations
  (Note 1)                $ (1,860,847)$   (257,349)   $ (245,989) $   (246,997) $   (244,656)
Equity in losses of
  limited partnerships        (383,442)    (799,326)     (798,807)     (821,704)     (872,853)
                           -----------   -----------     ---------    ----------    ----------

Net loss                  $ (2,237,644)$ (1,056,675)   $(1,044,796)$ (1,068,701) $ (1,117,509)
                           ===========   ===========     =========    ==========    ==========

Net loss allocated to:
  General partner         $    (22,376)$    (10,567)   $  (10,448) $    (10,687) $    (11,175)
                           ===========   ===========     =========    ==========    ==========

  Limited partners        $ (2,215,268)$ (1,046,108)   $(1,034,348)$ (1,058,014) $ (1,106,334)
                           ===========   ===========     =========    ==========    ==========

Net loss per limited
  partner unit            $    (123.07)$     (58.12)   $   (57.46) $     (58.78) $     (61.46)
                           ===========   ===========     =========    ==========    ==========
Outstanding weighted
  limited partner units         18,000       18,000        18,000        18,000        18,000
                           ===========   ===========     =========    ==========    ==========

Note 1 - Loss from  operations  for the year  ended  March 31,  2004  includes a
charge  for  impairment  losses  on  investments  in  limited   partnerships  of
$1,607,047. (See Note 2 to the audited financial statements.)


                                                  For the Years Ended
                                                        March 31
                           -------------------------------------------------------------------

                              2004          2003          2002          2001          2000
                           -----------   -----------    ---------     ----------    ----------


Net cash provided by
  (used in):
  Operating activities   $    (69,359) $    (66,356) $   (41,575)   $   (55,648) $    (18,170)
  Investing activities          8,650        24,446       17,048         12,913       (10,927)
  Financing activities                            -            -              -             -
                           -----------   -----------    ---------     ----------    ----------

Net decrease in cash          (60,709)      (41,910)     (24,527)       (42,735)      (29,097)

Cash, beginning of
  period                      371,426       413,336      437,863        480,598       509,695
                           -----------   -----------    ---------     ----------    ----------

Cash, end of period      $    310,717  $    371,426   $  413,336    $   437,863   $   480,598
                           ===========   ===========    =========     ==========    ==========

Low Income Housing Credits per Unit were as follows for the years ended December 31:

                                     2003            2002             2001             2000             1999
                                 -------------   --------------   -------------    -------------    -------------

Federal                        $          111  $           113  $          113   $          113   $          113
State                                       -                -               -                -                -
                                 -------------   --------------   -------------    -------------    -------------

Total                          $          111  $           113  $          113   $          113   $          113
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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value of the Partnership. If an investment is considered to be impaired, the partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Notes 2 and 3).

Equity in losses of the limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of the losses available.

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

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability and/or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which, would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

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

Anticipated future and existing cash resources are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner on a current basis. The Partnership would be adversely affected should the General Partner demand current payment of these contractual obligations and or suspend services for this or any other reason.

Financial Condition

The Partnership's assets at March 31, 2004 consisted of $311,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $3,525,000. Liabilities at March 31, 2004 primarily consisted of $1,257,000 of accrued annual management fees and advances due to the General Partner.

Results of Operations

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003. The Partnership's net loss for the year ended March 31, 2004 was $(2,238,000), reflecting an increase of $ (1,181,000) from the net loss of $(1,057,000) experienced for the year ended March 31, 2003. The increase in net loss is principally due to an impairment expense of $(1,607,000) from investments in limited partnerships for the year ended March 31, 2004, and a decrease of $3,000 interest income offset by a decrease of $429,000 in loss from operations. The decrease in equity in losses of limited partnerships was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

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

Liquidity and Capital Resources

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003. Net cash used during the year ended March 31, 2003 was $(61,000), reflecting a net change of $19,000 compared to net cash used for the year ended March 31, 2002 of $(42,000). The change was due primarily to a decrease of $16,000 in cash provided by distributions form limited partnerships, in addition, interest income decreased by $3,000.

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

During the years ended March 31, 2004, 2003 and 2002, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $130,000, $132,000, and $146,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2004, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2004:

                                   2005       2006        2007        2008        2009      Thereafter     Total

                                 ---------  ----------  ----------  ----------  ----------  -----------   ---------

Asset Management Fees (1)      $ 1,437,204$   181,385 $   181,385 $   181,385 $   181,385 $  7,436,785  $ 9,599,529
Capital Contributions
   Payable to Lower Tier
   Partnerships                                     -           -           -           -
                                 ---------  ----------  ----------  ----------  ----------  -----------   ---------
Total contractual cash
obligations                    $ 1,437,204$   181,385 $   181,385 $   181,385 $   181,385 $  7,436,785  $ 9,599,529
                                 =========  ==========  ==========  ==========  ==========  ===========   =========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partners as of March 31, 2004 have been included in the 2005 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

For additional information on our Asset Management Fees, see Note 2 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. To date no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements


New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners
WNC California Housing Tax Credits III, L.P.

     We have audited the accompanying balance sheet of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2004 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented $3,525,413 of the total assets of the Partnership at March 31, 2004 and $359,322 of the Partnership's equity in losses of limited partnerships for the year ended March 31, 2004. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) as of March 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America

     The  Partnership   currently  has  insufficient  working  capital  to  fund
obligations to an affiliate of the General Partner for asset management services. As discussed in note 1 to the financial statements, the Partnership would be adversely affected should the affiliate of the General Partner of the Partnership, WNC and Associates, Inc., demand current payment of existing contractual obligations and/or suspend services for this or any other reason.

                                      /s/Reznick Fedder & Silverman

Bethesda, Maryland
June 15, 2004

             Report of Independent Registered Public Accounting Firm


To the Partners
WNC California Housing Tax Credits III, L.P.


We have audited the accompanying balance sheet of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 77% of the total assets of the Partnership at March 31, 2003, and 77% and 90% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003 and 2002, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. (A California Limited Partnership) as of March 31, 2003, and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.




                                              /s/ BDO SEIDMAN, LLP

Costa Mesa, California
May 27, 2003

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                                  March 31
                                                                        ------------------------------

                                                                            2004             2003
                                                                        -------------    -------------
 ASSETS

 Cash                                                                 $      310,717   $      371,426
 Investments in limited partnerships, net
   (Notes 2 and 3)                                                         3,525,413        5,572,016
                                                                        -------------    -------------

                                                                      $    3,836,130   $    5,943,442
                                                                        =============    =============

 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

 Liabilities:
    Accrued fees and expenses due to General Partner
       and affiliates (Note 3)                                        $    1,256,656   $    1,126,324
                                                                        -------------    -------------

 Commitments and contingencies

 Partners' equity (deficit):
    General partner                                                         (144,336)        (121,960)
    Limited partners (30,000 units authorized; 18,000 units
       issued and outstanding)                                             2,723,810        4,939,078
                                                                        -------------    -------------

          Total partners' equity                                           2,579,474        4,817,118
                                                                        -------------    -------------

                                                                      $    3,836,130   $    5,943,442
                                                                        =============    =============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS





                                                                     For the Years Ended
                                                                           March 31
                                                      ---------------------------------------------------

                                                          2004              2003               2002
                                                      --------------    -------------      --------------

Interest income                                     $         1,658   $        4,474     $        11,282
Other income                                                  4,967            6,325              11,444
                                                      --------------    -------------      --------------

   Total income                                               6,625           10,799              22,726
                                                      --------------    -------------      --------------

Operating expenses:
   Amortization (Notes 2 and 3)                              47,484           59,379              58,868
   Asset management fees (Note 3)                           181,385          181,385             181,385
    Impairment expense (Note 2)                           1,607,047                -                   -
   Other                                                     24,931           27,384              28,462
                                                      --------------    -------------      --------------

    Total operating expenses                              1,860,847          268,148             268,715
                                                      --------------    -------------      --------------

Loss from operations                                     (1,854,222)        (257,349)           (245,989)

Equity in losses of limited
  partnerships (Note 2)                                    (383,422)        (799,326)           (798,807)
                                                      --------------    -------------      --------------

Net loss                                            $    (2,237,644) $    (1,056,675)    $    (1,044,796)
                                                      ==============    =============      ==============

Net loss allocated to:
   General partner                                  $       (22,376) $       (10,567)    $       (10,448)
                                                      ==============    =============      ==============

   Limited partners                                 $    (2,215,268) $    (1,046,108)    $    (1,034,348)
                                                      ==============    =============      ==============

Net loss per limited partner unit                   $       (123.07) $        (58.12)    $        (57.46)
                                                      ==============    =============      ==============

Outstanding weighted limited partner units                   18,000           18,000              18,000
                                                      ==============    =============      ==============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2004, 2003 and 2002



                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2001              $       (100,945) $       7,019,534    $      6,918,589

Net loss                                                           (10,448)        (1,034,348)         (1,044,796)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2002                      (111,393)         5,985,186           5,873,793

Net loss                                                           (10,567)        (1,046,108)         (1,056,675)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2003                      (121,960)         4,939,078           4,817,118

Net loss                                                           (22,376)        (2,215,268)         (2,237,644)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2004              $       (144,336) $       2,723,810    $      2,579,474
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS




                                                                                  For the Years Ended
                                                                                        March 31
                                                                     -----------------------------------------------

                                                                        2004            2003              2002
                                                                     ------------   --------------    --------------
Cash flows from operating activities:
   Net loss                                                        $  (2,237,644) $    (1,056,675) $     (1,044,796)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization                                                         47,484           59,379            58,868
     Equity in losses of limited
       partnerships                                                      383,422          799,326           798,807
     Impairment of local limited partnerships                          1,607,047                -                 -
     Change in accrued fees and
       expenses due to General
       Partner and affiliates                                            130,332          131,614           145,546
                                                                     ------------   --------------    --------------

Net cash used in
  operating activities                                                   (69,359)         (66,356)          (41,575)
                                                                     ------------   --------------    --------------

Cash flows from investing activities:
   Distributions from limited
     partnerships                                                          8,650           24,446            17,048
                                                                     ------------   --------------    --------------

Net decrease in cash                                                     (60,709)         (41,910)          (24,527)

Cash, beginning of year                                                  371,426          413,336           437,863
                                                                     ------------   --------------    --------------

Cash, end of year                                                  $     310,717  $       371,426   $       413,336
                                                                     ============   ==============    ==============

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

   Taxes paid                                                      $         800  $           800   $           800
                                                                     ============   ==============    ==============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

WNC California Housing Tax Credits III, L.P. a California Limited Partnership (the "Partnership"), was formed on October 5, 1992 under the laws of the state of California and began operations on July 19, 1993. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited
Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") is the general partner of WNC Tax Credit Partners III, L.P. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership and General Partner have no employees of their own.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Anticipated future and existing cash resources of the Partnership are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner on a current basis. The Partnership would be adversely affected should the General Partner demand current payment of these contractual obligations and or suspend services for this or any other reason.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. To date no properties in the Partnership have been selected.

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002


 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
 -------------------------------------------------------------------------------

months of results estimated by management of the Partnership. Management's estimate for th three-month period is based on either actual unaudited results reported by the Local Limited Partn erships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balan ce reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the e quity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment balance has reached zero are recognized as income.

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

Concentration of Credit Risk
----------------------------

At March 31, 2004, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts. The Partnership believes that it is not exposed to any significant risk on cash.

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

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

New Accounting Pronouncements
-----------------------------

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnerships.

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

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2004 and 2003 are approximately $100,000 and $1,138,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, along with impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnerships' combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $1,607,047, during the year ended March 31, 2004.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002


 NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
 -------------------------------------------------------

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At March 31, 2004 and 2003, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2004, 2003 and 2002 amounting to approximately $724,000, $173,000 and $46,000, respectively, have not been recognized. As of March 31, 2004, the aggregate share of net losses not recognized by the Partnership amounted to $1,359,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

                                                                                 For the Years
                                                                                Ended March 31
                                                              ----------------------------------------------------

                                                                   2004               2003              2002
                                                              ---------------    ---------------    --------------

Investments per balance sheet, beginning of period          $      5,572,016   $      6,455,167   $     7,329,890
Distributions received from limited partnerships                      (8,650)           (24,446)          (17,048)
Equity in losses of limited partnerships                            (383,422)          (799,326)         (798,807)
Impairment of local limited partnerships                          (1,607,047)                 -                 -
Amortization of paid acquisition fees and costs                      (47,484)           (59,379)          (58,868)
                                                              ---------------    ---------------    --------------

Investments per balance sheet, end of period                $      3,525,413   $      5,572,016   $     6,455,167
                                                              ===============    ===============    ==============

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002


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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                    2003                2002
                                                                               ---------------     ---------------
  ASSETS

  Buildings and improvements, net of accumulated depreciation as of
   December 31, 2003 and 2002 of  $10,959,000  and $9,862,000,
   respectively.                                                             $     25,136,000    $     26,288,000
  Land                                                                              2,213,000           2,380,000
  Other assets                                                                      2,541,000           2,307,000
                                                                               ---------------     ---------------

                                                                             $    29,890 ,000    $     30,975,000
                                                                               ===============     ===============
LIABILITIES

Mortgage loans payable                                                       $     23,714,000    $     23,193,000
Due to related parties                                                                451,000           1,260,000
Other liabilities                                                                   1,613,000           1,436,000
                                                                               ---------------     ---------------

                                                                                   25,778,000          25,889,000
                                                                               ---------------     ---------------
PARTNERS' EQUITY

WNC California Housing Tax Credits III, L.P.                                        3,425,000           4,434,000
Other partners                                                                        688,000             652,000
                                                                               ---------------     ---------------

                                                                                    4,113,000           5,086,000
                                                                               ---------------     ---------------

                                                                             $     29,890,000    $     30,975,000
                                                                               ===============     ===============

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2003               2002                2001
                                                            ---------------    ---------------     ---------------

Revenues                                                  $      3,570,000   $      3,307,000    $      3,140,000
                                                            ---------------    ---------------     ---------------

Expenses:
   Operating expenses                                            2,597,000          2,218,000           2,026,000
   Interest expense                                                872,000            941,000             857,000
   Depreciation and amortization                                 1,110,000          1,110,000           1,133,000
                                                            ---------------    ---------------     ---------------

         Total expenses                                          4,579,000          4,269,000           4,016,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $     (1,009,000) $        (962,000)   $       (876,000)
                                                            ===============    ===============     ===============

Net loss allocable to the Partnership                     $     (1,001,000) $        (952,000)   $       (845,000)
                                                            ===============    ===============     ===============

Net loss recorded by the Partnership                      $       (383,000) $        (799,000)   $       (799,000)
                                                            ===============    ===============     ===============

Certain Local Limited Partnerships have incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of up to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $867,611 and $740,914 as of March 31, 2004 and 2003, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2004, $233,539, $149,373 and $72,995 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2004, 2003 and 2002, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

          Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in limited partnerships. Accumulated amortization was $91,746 and $76,713 as of March 31, 2004 and 2003, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2004, $27,978, $17,898 and $3,985 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2004, 2003 and 2002, respectively, to reduce the respective net acquisition cost component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages for the life of the Partnership. Management fees of $181,385, were incurred during the years ended March 31, 2004, 2003 and 2002, of which, $50,000, $50,000 and $37,500 were paid during the years ended March 31, 2004, 2003 and 2002, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for the three year period ended March 31, 2004.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                                            March 31
                                                                 --------------------------------

                                                                     2004              2003
                                                                 --------------    --------------

Reimbursement for expenses paid by the General
   Partner or its affiliate                                    $           837   $         1,890

Accrued asset management fees                                        1,255,819         1,124,434
                                                                 --------------    --------------

                                                               $     1,256,656   $     1,126,324
                                                                 ==============    ==============

The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2004
               ----

Income                                $          2,000    $          2,000   $          1,000    $          2,000

Operating expenses                             (65,000)            (74,000)           (64,000)         (1,659,000)

Equity in losses of limited
     partnerships                             (140,000)           (215,000)          (126,000)             98,000

Net loss                                      (203,000)           (287,000)          (189,000)         (1,559,000)

Net Loss available to limited
     partners                                 (201,000)           (284,000)          (187,000)         (1,543,000)

Net Loss per limited partner unit                  (11)                (16)               (10)                (86)

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2003
               ----

Income                                $          2,000    $          3,000   $          1,000    $          5,000

Operating expenses                             (69,000)            (72,000)           (64,000)            (64,000)

Equity in losses of limited
     partnerships                             (127,000)           (126,000)          (125,000)           (421,000)

Net loss                                      (194,000)           (195,000)          (188,000)           (480,000)

Net Loss available to limited
     partners                                 (192,000)           (192,000)          (186,000)           (476,000)

Net Loss per limited partner unit                  (11)                (11)               (10)                (26)


Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
          Financial Disclosure

NOT APPLICABLE

Item 9a.  Controls and Procedures

As of the end of the period covered by this report,  the  Partnership's  General
Partner, under the supervision and with the participation of the Chief Executive
Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended
March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)   Identification of Directors, (b) Identification of Executive Officers, (c)
      --------------------------------------------------------------------------
      Identification of Certain Significant Employees, (d) Family Relationships,
      --------------------------------------------------------------------------
      and (e) Business Experience
      ---------------------------

The  Partnership has no directors,  executive  officers or employees of its own.
The following biographical information is presented for the directors, executive
officers  and   significant   employees  of  Associates,   which  has  principal
responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:
Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
Thomas J. Riha, CPA                   Senior Vice President - Chief Financial Officer
David C. Turek                        Senior Vice President - Originations
Michael J. Gaber                      Senior Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly Report, a Steering Member of the
----------------------------     --------------------
Housing Credit Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 51, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  58,  is  Senior  Vice  President  -  Institutional
Investments of Associates. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 48, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

David C. Turek, age 49, is Senior Vice President - Originations of Associates. His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Michael J. Gaber, age 38, is Senior Vice President - Acquisitions and a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 38, is Vice President - Portfolio Management of Associates. She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

Kay L. Cooper, age 67, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     Inapplicable.

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable.

(h)  Audit  Committee  Financial  Expert,  and (I)  Identification  of the Audit
     ---------------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership nor Associates has an audit committee.

(i)  Changes to Nominating Procedures
     --------------------------------

     Inapplicable

(j)  Code of Ethics
     --------------

     WNC & Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of WNC & Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 118.


Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $181,385, were incurred during each of the years ended March 31, 2004, 2003 and 2002. The Partnership paid the General Partner or its affiliates, $50,000, $50,000 and $37,500 of those fees during the years ended March 31, 2004, 2003 and 2002, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2003, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $24,000, $26,000 and $20,000, during the years ended March 31, 2004, 2003 and 2002, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $20,000, $20,000 and $20,000 for the General Partner for the tax years ended December 31, 2003, 2002 and 2001, respectively. The General Partner is also entitled to receive a percentage of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2004, 2003 and 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans
     ------------------------------------------------------------------

     The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

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

(d)  Changes in Control
     ------------------

     The management and control of the General Partner and of Associates and their affiliates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Fund's independent auditors for the years ended March 31:
                                             2004                2003
                                        ---------------     ---------------

Audit Fees                            $         15,501              17,335
Audit-related Fees                                   -                   -
Tax Fees                                         1,625               1,500
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         17,126              18,835
                                        ===============     ===============


The Partnership has no Audit Committee. All audit service and any permitted non-audit services performed by the Fund's independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial statements included in Part II hereof:
          ------------------------------------------------

          Report of  Independent  Registered  Public  Accounting  Firm - Reznick
            Fedder & Silverman
          Report of Independent Registered Public Accounting Firm - BDO Seidman,
            LLP
          Balance Sheets as of March 31, 2004 and 2003
          Statements of Operations for the years ended March 31, 2004,  2003 and
            2002
          Statements of Partners' Equity (Deficit) for the years ended March 31,
            2004, 2003 and 2002
          Statements of Cash Flows for the years ended March 31, 2004,  2003 and
            2002
          Notes to Financial Statements

(a)(2)    Financial statement schedules included in Part IV hereof:
          ---------------------------------------------------------

          Report of Independent Registered Public Accounting Firm on Financial
           Statement Schedules -Reznick Fedder and Silverman
          Report of Independent  Registered  Public Accounting Firm on Financial
            Statement Schedules - BDO Seidman, LLP
          Schedule III - Real Estate Owned by Local Limited Partnerships

(b)       Reports on Form 8-K.
          --------------------

          NONE

(c)       Exhibits.
          ---------

3.1       Agreement of Limited  Partnership  dated  October 5, 1992 was filed as
          Exhibit 28.1 to Form 10-K for the year ended December 31, 1994 is hereby incorporated herein as Exhibit 3.1.

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer (filed herewith)

99.1 Amended and Restated Agreement of Limited Partnership of Colonial Village Roseville (1) filed as exhibit 10.1 to Form 8-K/A Amendment No. 1 to Current Report dated December 27, 1993 is hereby incorporated herein by reference as exhibit 99.1.

99.2 Amended and Restated Agreement of Limited Partnership of Almond Garden Apartment Associates filed as exhibit 10.2 to Form 8-K/A Amendment No. 1 to Current Report dated December 27, 1993 is hereby incorporated herein by reference as exhibit 99.2.

99.3 Amended and Restated Agreement of Limited Partnership of Winters Investment Group filed as exhibit 10.3 to Form 8-K/A Amendment No. 1 to Current Report dated December 27, 1993 is hereby incorporated herein by reference as exhibit 99.3.

99.4 Third Amended and Restate Articles of Limited Partnership of Buccaneer Associates, Limited filed as exhibit 10.2 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.4.

99.5 Amended and Restated Agreement and Certificate of Limited Partnership of Dallas County Housing, Ltd. filed as exhibit 10.3 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 10.5.

99.6 Amended and Restated Agreement of Limited Partnership of La Paloma Del Sol Phase II Limited Partnership filed as exhibit 10.4 to
          Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 99.6.

99.7 Second Amended and Restated Agreement of Limited Partnership of Old Fort Limited Partnership filed as exhibit 10.5 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 99.7.

99.8 Amended and Restated Agreement of Limited Partnership of Orosi Apartments, Ltd. filed as exhibit 10.6 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 99.8.

99.9 Amended and Restated Agreement of Limited Partnership of Sun Manor, L.P. filed as exhibit 10.7 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 99.9.

99.10 Amended and Restated Agreement of Limited Partnership of Venus Retirement Village, Ltd. filed as exhibit 10.8 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 99.10.

99.11 Second Amended and Restated Agreement of Limited Partnership of Walnut-Pixley, L.P. filed as exhibit 10.9 to Post-Effective Amendment No. 2 to Form S-11 dated September 17, 1993 is hereby incorporated herein by reference as exhibit 99.11.

99.12 Amended and Restated Agreement of Limited Partnership of Almond View Apartments, Ltd. filed as exhibit 10.11 to Form 10K dated December 31, 1993 is hereby incorporated herein by reference as exhibit 99.12.

99.13 Amended and Restated Agreement of Limited Partnership of Candleridge Apartments of Perry, L.P. II filed as exhibit 10.1 to Form 8-K dated May 26, 1994 is hereby incorporated herein by reference as exhibit 99.13.

99.14 Second Amended and Restated Agreement of Limited Partnership of Parlier Garden Apts. filed as exhibit 10.2 to Form 8-K dated May 26, 1994 is hereby incorporated herein by reference as exhibit 10.14.

99.15 Agreement of Limited Partnership of Rosewood Apartments Limited Partnership filed as exhibit 10.3 to Form 8-K dated May 26, 1994 is hereby incorporated herein by reference as exhibit 99.15.

99.16 Agreement of Limited Partnership of Limited Partnership of Nueva Sierra Vista Associates filed as exhibit 10.4 to Form 8-K/A Amendment No. 1 to Current Report dated May 26, 1994 is hereby incorporated herein by reference as exhibit 99.16.

99.17 Amended and Restated Agreement of Limited Partnership of Memory Lane Limited Partnership filed as exhibit 10.1 to Form 8-K dated July 7, 1994 is hereby incorporated herein by reference as exhibit 99.17.

99.18 Second Amended and Restated Agreement of Limited Partnership of Tahoe Pines Apartments filed as exhibit 10.1 to Form 8-K dated July 27, 1994 is hereby incorporated herein by reference as exhibit 10.18.

99.19 Financial Statements of Colonial Village Roseville, for the years ended December 3, 2003 and 2002 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.


(d)       Financial  statement  schedules  follow,  as set  forth in  subsection
          ---------------------------------------
          (a)(2) hereof.

     REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM ON  FINANCIAL
                               STATEMENT SCHEDULES


To the Partners
WNC California Housing Tax Credits III, L.P.


     The audit referred to in our report dated June 15, 2004 relating to the 2004 financial statements of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule "Real Estate Owned by Local Limited Partnerships March 31, 2004." This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

     In our opinion, based on our audit and the reports of the other auditors, such financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.


                                                /s/Reznick Fedder & Silverman

Bethesda, Maryland
June 15, 2004

Report of Independent  Registered Public Accounting Firm on Financial  Statement
                                   Schedules




To the Partners
WNC California Housing Tax Credits III, L.P.


The audits referred to in our report dated May 27, 2003, relating to the 2003 and 2002 financial statements of WNC California Housing Tax Credits III, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                              /s/  BDO SEIDMAN, LLP


Costa Mesa, California
May 27, 2003

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2004                          As of December 31, 2003
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name          Location         Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden                   Delhi,
Apartment Associates            California      $   391,000     $  391,000    $   1,371,000   $  1,773,000   $ 631,000   $ 1,142,000

Almond View                     Stockton,
Apartments, Ltd.                California        1,639,000      1,639,000        1,738,000      3,524,000   1,183,000     2,341,000

Buccaneer Associates,           Fernandia
Limited                         Beach, Florida      365,000        365,000        1,456,000      2,218,000     568,000     1,650,000

Candleridge Apartments          Perry,
of Perry L.P. II                Iowa                126,000        126,000          687,000        916,000     306,000       610,000

Colonial Village                Roseville,
Roseville                       California        2,811,000      2,811,000        1,977,000      5,302,000   1,728,000     3,574,000

Dallas County                   Orrville,
Housing, Ltd.                   Alabama             130,000        130,000          607,000        796,000     229,000       567,000

La Paloma del Sol               Deming, New
Limited Partnership             Mexico              254,000        254,000        1,413,000      1,839,000     463,000     1,376,000

Memory Lane                     Yankton,
Limited Partnership             South Dakota        151,000        151,000          673,000        874,000     429,000       445,000

Nueva Sierra                    Richgrove,
Vista Associates                California        1,688,000      1,688,000        1,623,000      3,253,000     691,000     2,562,000

Old Fort Highway                Hidalgo,
Limited Partnership             Texas               249,000        249,000        1,260,000      1,717,000     449,000     1,268,000


WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2004                          As of December 31, 2003
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name          Location         Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments,               Orosi,
Ltd.                            California          461,000        461,000        1,900,000      2,461,000      464,000    1,997,000

Parlier Garden                  Parlier,
Apts.                           California          453,000        453,000        1,687,000      2,207,000      530,000    1,677,000

Rosewood Apartments             Superior,
Limited Partnership             Wisconsin           185,000        185,000          456,000        768,000      196,000      572,000

Sun Manor,                      Itta Bena,
L.P.                            Mississippi         230,000        230,000        1,044,000      1,349,000      460,000      889,000

Tahoe                           South Lake
Pines                           Tahoe,
Apartments                      California        1,633,000      1,633,000        1,640,000      3,301,000    1,125,000    2,176,000

Venus Retirement                Venus,
Village, Ltd.                   Texas               161,000        161,000          716,000        650,000      319,000      331,000

Walnut - Pixley,                Orange,
L.P.                            California        1,078,000      1,078,000        1,656,000      2,768,000      687,000    2,081,000

Winters Investment              Winters,
Group                           California          531,000        531,000        1,810,000      2,592,000      501,000    2,091,000
                                              --------------  ------------    --------------  ------------  ----------- ------------

                                              $  12,536,000   $ 12,536,000    $  23,714,000   $ 38,308,000 $ 10,959,000 $ 27,349,000
                                              ==============  ============    ==============  ============ ============ ============

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2003
                              --------------------------------------------------------------------------------------
                                                    Net Income     Year Investment                Estimated Useful
      Partnership Name          Rental Income         (Loss)          Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Almond Garden
Apartment Associates                  $    219,000  $    (1,000)           1994     Completed         27.5

Almond View Apartments, Ltd.               244,000     (221,000)           1994     Completed         27.5

Buccaneer Associates, Limited              235,000      (39,000)           1994     Completed           40

Candleridge Apartments of Perry
L.P. II                                    150,000      (15,000)           1994     Completed         27.5

Colonial Village Roseville                 529,000            0            1993     Completed         27.5

Dallas County Housing, Ltd.                 77,000      (17,000)           1993     Completed           40

La Paloma del Sol Limited
Partnership                                163,000      (25,000)           1993     Completed           40

Memory Lane Limited Partnership
                                            80,000      (12,000)           1994     Completed           25

Nueva Sierra Vista Associates              153,000     (129,000)           1994     Completed           40

Old Fort Limited Partnership               178,000      (27,000)           1993     Completed           40

Orosi Apartments, Ltd.                     217,000      (37,000)           1993     Completed           50

Parlier Garden Apts.                       302,000       49,000            1994     Completed           40

Rosewood Apartments Limited
Partnership                                 86,000       (9,000)           1994     Completed           40

Sun Manor, L.P.                            151,000      (42,000)           1993     Completed         27.5

Tahoe Pines Apartments                     201,000     (112,000)           1994     Completed         27.5

Venus Retirement Village, Ltd.              90,000     (304,000)           1993     Completed           25

Walnut - Pixley, L.P.                      166,000      (22,000)           1993     Completed           40

Winters Investment Group                   253,000      (45,000)           1994     Completed           50
                                      ------------  ------------

                                      $  3,494,000  $(1,009,000)
                                      ============  ============

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2003                          As of December 31, 2002
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name          Location         Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden                   Delhi,
Apartment Associates            California      $   391,000     $  391,000    $   1,376,000   $  1,764,000   $ 570,000   $ 1,194,000

Almond View                     Stockton,
Apartments, Ltd.                California        1,639,000      1,639,000        1,746,000      3,527,000   1,059,000     2,468,000

Buccaneer Associates,           Fernandia
Limited                         Beach, Florida      365,000        365,000        1,462,000      2,218,000     514,000     1,704,000

Candleridge Apartments          Perry,
of Perry L.P. II                Iowa                126,000        126,000          691,000        908,000     269,000       639,000

Colonial Village                Roseville,
Roseville                       California        2,811,000      2,811,000        2,012,000      5,301,000   1,551,000     3,750,000

Dallas County                   Orrville,
Housing, Ltd.                   Alabama             130,000        130,000          609,000        792,000     205,000       587,000

La Paloma del Sol               Deming, New
Limited Partnership             Mexico              254,000        254,000        1,419,000      1,830,000     415,000     1,415,000

Memory Lane                     Yankton,
Limited Partnership             South Dakota        151,000        151,000          676,000        874,000     402,000       472,000

Nueva Sierra                    Richgrove,
Vista Associates                California        1,688,000      1,688,000        1,626,000      3,252,000     611,000     2,641,000

Old Fort Highway                Hidalgo,
Limited Partnership             Texas               249,000        249,000        1,265,000      1,713,000     403,000     1,310,000


WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2003                          As of December 31, 2002
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name          Location         Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments,               Orosi,
Ltd.                            California          461,000        461,000        1,915,000      2,460,000      411,000    2,049,000

Parlier Garden                  Parlier,
Apts.                           California          453,000        453,000        1,693,000      2,198,000      479,000    1,719,000

Rosewood Apartments             Superior,
Limited Partnership             Wisconsin           185,000        185,000          470,000        767,000      176,000      591,000

Sun Manor,                      Itta Bena,
L.P.                            Mississippi         230,000        230,000        1,048,000      1,345,000      410,000      935,000

Tahoe                           South Lake
Pines                           Tahoe,
Apartments                      California        1,633,000      1,633,000        1,655,000      3,292,000    1,010,000    2,282,000

Venus Retirement                Venus,
Village, Ltd.                   Texas               161,000        161,000          719,000        928,000      219,000      637,000

Walnut - Pixley,                Orange,
L.P.                            California        1,078,000      1,078,000          933,000      2,768,000      632,000    2,136,000

Winters Investment              Winters,
Group                           California          531,000        531,000        1,818,000      2,593,000      454,000    2,139,000
                                              --------------  ------------    --------------  ------------  ----------- ------------

                                              $  12,536,000   $ 12,536,000    $  23,193,000   $ 38,530,000 $  9,862,000 $ 28,668,000
                                              ==============  ============    ==============  ============ ============ ============

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2003
                              --------------------------------------------------------------------------------------
                                                    Net Income     Year Investment                Estimated Useful
      Partnership Name          Rental Income         (Loss)          Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Almond Garden
Apartment Associates                  $    167,000   $  (41,000)           1994     Completed         27.5

Almond View Apartments, Ltd.               229,000     (238,000)           1994     Completed         27.5

Buccaneer Associates, Limited              231,000      (41,000)           1994     Completed           40

Candleridge Apartments of Perry
L.P. II                                    157,000      (12,000)           1994     Completed         27.5

Colonial Village Roseville                 463,000      (57,000)           1993     Completed         27.5

Dallas County Housing, Ltd.                 81,000       (9,000)           1993     Completed           40

La Paloma del Sol Limited
Partnership                                157,000      (32,000)           1993     Completed           40

Memory Lane Limited Partnership
                                            80,000       (3,000)           1994     Completed           25

Nueva Sierra Vista Associates              154,000     (146,000)           1994     Completed           40

Old Fort Limited Partnership               168,000      (40,000)           1993     Completed           40

Orosi Apartments, Ltd.                     198,000      (32,000)           1993     Completed           50

Parlier Garden Apts.                       228,000      (24,000)           1994     Completed           40

Rosewood Apartments Limited
Partnership                                 88,000        5,000            1994     Completed           40

Sun Manor, L.P.                            144,000      (27,000)           1993     Completed         27.5

Tahoe Pines Apartments                     187,000     (178,000)           1994     Completed         27.5

Venus Retirement Village, Ltd.              90,000      (21,000)           1993     Completed           25

Walnut - Pixley, L.P.                      161,000      (25,000)           1993     Completed           40

Winters Investment Group                   218,000      (41,000)           1994     Completed           50
                                      ------------   -----------

                                      $  3,201,000   $ (962,000)
                                      ============   ===========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2002                          As of December 31, 2001
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name          Location         Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden                   Delhi,
Apartment Associates            California      $   391,000     $  391,000    $   1,381,000   $  1,757,000   $ 510,000   $ 1,247,000

Almond View                     Stockton,
Apartments, Ltd.                California        1,639,000      1,639,000        1,754,000      3,526,000     934,000     2,592,000

Buccaneer Associates,           Fernandia
Limited                         Beach, Florida      365,000        365,000        1,468,000      2,218,000     460,000     1,758,000

Candleridge Apartments          Perry,
of Perry L.P. II                Iowa                126,000        126,000          695,000        901,000     234,000       667,000

Colonial Village                Roseville,
Roseville                       California        2,811,000      2,811,000        2,044,000      5,299,000   1,366,000     3,933,000

Dallas County                   Orrville,
Housing, Ltd.                   Alabama             130,000        130,000          612,000        789,000     182,000       607,000

La Paloma del Sol               Deming, New
Limited Partnership             Mexico              254,000        254,000        1,424,000      1,789,000     367,000     1,422,000

Memory Lane                     Yankton,
Limited Partnership             South Dakota        151,000        151,000          680,000        874,000     375,000       499,000

Nueva Sierra                    Richgrove,
Vista Associates                California        1,688,000      1,688,000        1,629,000      3,252,000     531,000     2,721,000

Old Fort Highway                Hidalgo,
Limited Partnership             Texas               249,000        249,000        1,270,000      1,699,000     357,000     1,342,000

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2002                          As of December 31, 2001
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name          Location         Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments,               Orosi,
Ltd.                            California          461,000        461,000        1,929,000      2,450,000      363,000    2,087,000

Parlier Garden                  Parlier,
Apts.                           California          453,000        453,000        1,699,000      2,195,000      427,000    1,768,000

Rosewood Apartments             Superior,
Limited Partnership             Wisconsin           185,000        185,000          482,000        767,000      157,000      610,000

Sun Manor,                      Itta Bena,
L.P.                            Mississippi         230,000        230,000        1,051,000      1,344,000      361,000      983,000

Tahoe                           South Lake
Pines                           Tahoe,
Apartments                      California        1,633,000      1,633,000        1,668,000      3,292,000      895,000    2,397,000

Venus Retirement                Venus,
Village, Ltd.                   Texas               161,000        161,000          721,000        928,000      262,000      666,000

Walnut - Pixley,                Orange,
L.P.                            California        1,078,000      1,078,000        1,693,000      2,768,000      577,000    2,191,000

Winters Investment              Winters,
Group                           California          531,000        531,000        1,824,000      2,592,000      406,000    2,186,000
                                              --------------  ------------    --------------  ------------  ----------- ------------

                                              $  12,536,000   $ 12,536,000    $  24,024,000   $ 38,440,000 $  8,764,000 $ 29,676,000
                                              ==============  ============    ==============  ============ ============ ============

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2003
                              --------------------------------------------------------------------------------------
                                                    Net Income     Year Investment                Estimated Useful
      Partnership Name          Rental Income         (Loss)          Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
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

Date:  September 24, 2004

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

Date:    September 24, 2004


By:      /s/ Thomas J. Riha
         ----------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:    September 24, 2004


By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:    September 24, 2004

By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:    September 24, 2004