Form 10-Q
period 2004-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2004-10-25
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2004



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
                       June 30, 2004 and March 31, 2004........................3

         Statements of Operations
                       For the Three Months Ended June 30, 2004 and 2003.......4

         Statement of Partners' Equity (Deficit)
                       For the Three Months Ended June 30, 2004................5

         Statements of Cash Flows
                       For the Three Months Ended June 30, 2004 and 2003.......6

         Notes to Financial Statements.........................................7

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................15

         Item 3. Quantitative and Qualitative Disclosures about
                      Market Risks............................................16

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

         Item 1. Legal Proceedings............................................17

         Item 6. Exhibits and Reports on Form 8-K.............................17

         Signatures ..........................................................18

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                    June 30, 2004                     March 31, 2004
                                                                -----------------------             -------------------
                                                                     (unaudited)
ASSETS


Cash and cash equivalents                                     $               322,513             $           310,717
Investments in limited partnerships, net (Note 2)                           3,419,379                       3,525,413
                                                                -----------------------             -------------------

                                                              $             3,741,892             $         3,836,130
                                                                =======================             ===================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $             1,293,668             $         1,256,656

Commitments and contingencies

Partners' equity (deficit):
  General partner                                                            (145,649)                       (144,336)
  Limited partners (30,000 units authorized;
     18,000 units issued and outstanding)                                   2,593,873                       2,723,810
                                                                -----------------------             -------------------

        Total partners' equity                                              2,448,224                       2,579,474
                                                                -----------------------             -------------------

                                                               $            3,741,892             $         3,836,130
                                                                =======================             ===================

                 See accompanying notes to financial statements
                                        3

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)


                                                                 2004                              2003
                                                             Three Months                      Three Months
                                                      ---------------------------    ----------------------------------

Interest income                                     $                       201    $                              449
Distribution income                                                       5,044                                 1,795
                                                      ---------------------------    ----------------------------------

                                                                          5,245                                 2,244
                                                      ---------------------------    ----------------------------------

Operating expenses:
  Amortization (Note 2)                                                  11,208                                14,981
  Asset management fees (Note 3)                                         45,346                                45,346
  Legal and accounting                                                    1,525                                 3,570
  Other                                                                   2,403                                 1,600
                                                      ---------------------------    ----------------------------------

    Total operating expenses                                             60,482                               (65,497)
                                                      ---------------------------    ----------------------------------

Loss from operations                                                    (55,237)                              (63,253)

Equity in losses of
  limited partnerships (Note 2)                                         (76,013)                             (139,622)
                                                      ---------------------------    ----------------------------------

Net loss                                            $                  (131,250)   $                         (202,875)
                                                      ===========================    ==================================

Net loss allocated to:
  General partner                                   $                    (1,313)   $                           (2,029)
                                                      ===========================    ==================================

  Limited partners                                  $                  (129,937)   $                         (200,846)
                                                      ===========================    ==================================

Net loss per limited partnership unit               $                        (7)   $                              (11)
                                                      ===========================    ==================================

Outstanding weighted limited
  partner units                                                          18,000                                18,000
                                                      ===========================    ==================================

                 See accompanying notes to financial statements
                                        4

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2004
                                   (unaudited)


                                                            General               Limited
                                                            Partner              Partners                Total
                                                        -----------------     ----------------   ----------------------

Partners' equity (deficit) at March 31, 2004          $        (144,336)    $       2,723,810  $             2,579,474

Net loss                                                         (1,313)             (129,937)                (131,250)
                                                        -----------------     ----------------   ----------------------

Partners' equity (deficit) at June 30, 2004           $        (145,649)    $       2,593,873  $             2,448,224
                                                        =================     ================   ======================





                 See accompanying notes to financial statements
                                        5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)


                                                                              2004                      2003
                                                                        ------------------        ------------------
Cash flows from operating activities:
  Net loss                                                            $         (131,250)       $         (202,875)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                               11,208                    14,981
       Equity in losses of limited partnerships                                   76,013                   139,622
       Change in accrued fees and expenses due to
         General Partner and affiliates                                           37,012                    38,016
                                                                        ------------------        ------------------

Net cash used in operating activities                                             (7,017)                  (10,256)
                                                                        ------------------        ------------------

Cash flows from investing activities:
    Distributions from limited partnerships                                       18,813                     3,650
                                                                        ------------------        ------------------

Net increase (decrease) in cash and cash equivalents                              11,796                    (6,606)

Cash and cash equivalents, beginning of period                                   310,717                   371,426
                                                                        ------------------        ------------------
Cash and cash equivalents, end of period                              $          322,513        $          364,820
                                                                        ==================        ==================

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                          $                -        $                -
                                                                        ==================        ==================

                 See accompanying notes to financial statements
                                        6

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Certain Risks and Uncertainties
-------------------------------

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)



NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------

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

Equity in losses of limited partnerships for the periods ended June 30, 2004 and 2003 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of June 30, 2004 and March 31, 2004.

Concentration of Credit Risk
----------------------------

At June 30, 2004, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------

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

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnerships.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)



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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                        For the Three                For the Year
                                                                         Months Ended                   Ended
                                                                        June 30, 2004               March 31, 2004
                                                                      -------------------         -------------------

  Investments per balance sheet, beginning of period                $         3,525,413         $         5,572,016
  Equity in losses of limited partnerships                                      (76,013)                   (383,422)
  Distributions received from limited partnership                               (18,813)                     (8,650)
  Impairment of local limited partnerships                                            -                  (1,607,047)
  Amortization of capitalized acquisition fees and
  costs                                                                         (11,208)                    (47,484)
                                                                      -------------------         -------------------

  Investments per balance sheet, end of period                      $         3,419,379         $         3,525,413
                                                                      ===================         ===================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                              2004                      2003
                                                      ----------------------     --------------------

  Revenue                                           $              827,000     $            834,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                           (555,000)                (563,000)
     Interest expense                                             (235,000)                (235,000)
     Depreciation and amortization                                (278,000)                (277,000)
                                                      ----------------------     --------------------

  Total expenses                                                (1,068,000)              (1,075,000)
                                                      ----------------------     --------------------

  Net loss                                          $             (241,000)    $           (241,000)
                                                      ======================     ====================

  Net loss allocable to the Partnership             $             (238,000)    $           (238,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership              $              (76,000)    $           (140,000)
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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $45,346 were incurred during each of the three months ended June 30, 2004 and 2003. The Partnership paid the General Partner or its affiliates $7,500 and $12,500 of those fees during the three months ended June 30, 2004 and 2003, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through June 30, 2004 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are approximately $3,928 and $4,842 during the three months ended June 30, 2004 and 2003, respectively.


The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                     June 30, 2004              March 31, 2004
                                                                 ----------------------      ----------------------

Reimbursement for expenses paid by the General
   Partners or an affiliate                                   $                      3    $                    837
Asset management fee payable                                                 1,293,665                   1,255,819
                                                                 ----------------------      ----------------------
                                                              $              1,293,668    $              1,256,656
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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2004 consisted primarily of $322,513 in cash and aggregate investments in the eighteen Local Limited Partnerships of $3,419,379. Liabilities at June 30, 2004 primarily consisted of $1,293,668 of accrued asset management fees and expenses due to the General Partner.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was $(131,000), reflecting a decrease of $72,000 from the $(203,000) net loss for the three months ended June 30, 2003. The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $64,000 to $(76,000) for the three months ended June 30, 2004 from $(140,000) for the three months ended June 30, 2003. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, the loss from operations decreased by approximately $8,000 to $(55,000) for the three months ended June 30, 2004 from $(63,000) for the three months ended June 30, 2003, which was contributed by a $3,000 increase in distribution income along with a $4,000 decrease in amortization, $2,000 decrease in accounting and legal offset a $(1,000) increase in other expenses for the three months ended June 30, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Three months Ended June 30, 2004 Compared to Three months Ended June 30, 2003. Net cash provided during the three months ended June 30, 2004 was $12,000 compared to net cash used in the three months ended June 30, 2003 of $(7,000). The change of $19,000 was primarily due to an increase in distributions received from limited partnerships of approximately $15,000 along with a decrease in amortization of approximately $4,000.

During the three months ended June 30, 2004 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $37,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NONE

Item 4.  Procedures and Controls

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K
          -------------------

          NONE

(b)       Exhibits.
          ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC California Tax Credit Partners III General Partner

By:  WNC & Associates, Inc.         General Partner




By:  /s/ Wilfred N. Cooper Jr.
     -------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  October 25, 2004





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha, Senior Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date: October 25, 2004