Form 10-Q
period 2004-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2005-01-26
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2004



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
                       September 30, 2004 and March 31, 2004...................3

         Statements of Operations
                       For the Three and Six Months Ended
                       September 30, 2004 and 2003.............................4

         Statement of Partners' Equity (Deficit)
                       For the Six Months Ended September 30, 2004.............5

         Statements of Cash Flows
                       For the Six Months Ended September 30, 2004 and 2003....6

         Notes to Financial Statements.........................................7

         Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations....................15

         Item 3. Quantitative and Qualitative Disclosures about
                       Market Risks...........................................16

         Item 4. Controls and Procedures......................................16

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................17

         Item 2. Changes in Securities and Use of Proceeds....................17

         Item 3. Defaults Upon Senior Securities..............................17

         Item 4. Submission of Matters to a Vote of Security Holders..........17

         Item 5. Other Information............................................17

         Item 6. Exhibits ....................................................17

         Signatures ..........................................................18

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                  September 30, 2004                  March 31, 2004
                                                                -----------------------             -------------------
                                                                     (unaudited)

ASSETS

Cash and cash equivalents                                     $                316,189            $            310,717
Investments in limited partnerships, net (Note 2)                            3,323,632                       3,525,413
                                                                -----------------------             -------------------

                                                              $              3,639,821            $          3,836,130
                                                                =======================             ===================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $              1,330,537            $          1,256,656

Partners' equity (deficit):
  General partner                                                             (147,038)                       (144,336)
  Limited partners (30,000 units authorized;
     18,000 units issued and outstanding)                                    2,456,322                       2,723,810
                                                                -----------------------             -------------------

        Total partners' equity                                               2,309,284                       2,579,474
                                                                -----------------------             -------------------

                                                              $              3,639,821            $          3,836,130
                                                                =======================             ===================



                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2004 and 2003
                                   (unaudited)

                                                         2004                                      2003
                                       -----------------------------------------    ------------------------------------
                                          Three Months           Six months           Three Months        Six months
                                       -------------------    ------------------    -----------------   ----------------

Interest income                      $               199    $              400    $             437   $            886
Distribution income                                    -                 5,044                1,952              3,747
                                       -------------------    ------------------    -----------------   ----------------

                                                     199                 5,444                2,389              4,633
                                       -------------------    ------------------    -----------------   ----------------

Operating expenses:
  Amortization (Note 2)                           11,208                22,416               14,981             29,962
  Asset management fees (Note 3)                  45,346                90,692               45,347             90,693
  Legal and accounting                             6,525                 8,050               13,375             16,945
  Other                                               51                 2,454                  757              2,357
                                       -------------------    ------------------    -----------------   ----------------

    Total operating expenses                      63,130               123,612               74,460            139,957
                                       -------------------    ------------------    -----------------   ----------------

Loss from operations                             (62,931)             (118,168)             (72,071)          (135,324)
                                       -------------------    ------------------    -----------------   ----------------

Equity in losses of
 limited partnerships (Note 2)                   (76,009)             (152,022)            (214,690)          (354,312)
                                       -------------------    ------------------    -----------------   ----------------

Net loss                             $          (139,040)   $         (270,190)   $        (286,761)  $       (489,636)
                                       ===================    ==================    =================   ================

Net loss allocated to:
  General partner                    $            (1,389)   $           (2,702)   $          (2,868)  $         (4,896)
                                       ===================    ==================    =================   ================

  Limited partners                   $          (137,551)   $         (267,488)   $        (283,893)  $       (484,740)
                                       ===================    ==================    =================   ================

Net loss per limited
 partner unit                        $                (8)   $              (15)   $             (16)  $            (27)
                                       ===================    ==================    =================   ================

Outstanding weighted limited
 partner units
                                                  18,000                18,000               18,000             18,000
                                       ===================    ==================    =================   ================



                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2004
                                   (unaudited)



                                                            General                Limited
                                                            Partner                Partners               Total
                                                        -----------------      ----------------     ----------------
Partners' equity (deficit) at March 31, 2004          $        (144,336)     $     2,723,810      $       2,579,474

Net loss                                                         (2,702)            (267,488)              (270,190)
                                                        -----------------      ----------------     ----------------

Partners' equity (deficit) at September 30, 2004      $        (147,038)     $     2,456,322      $       2,309,284
                                                        =================      ================     ================








                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2004 and 2003
                                   (unaudited)


                                                                              2004                      2003

                                                                        ------------------        ------------------
Cash flows from operating activities:
  Net loss                                                            $         (270,190)       $         (489,636)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                               22,416                    29,962
       Equity in losses of limited partnerships                                  152,022                   354,312
        Change in accrued fees and expenses due to
               General Partner and affiliates                                     73,881                    64,791
                                                                        ------------------        ------------------

Net cash used in operating activities                                            (21,871)                  (40,571)
                                                                        ------------------        ------------------

Cash flows from investing activities:
    Distributions received from limited partnerships                              27,343                     7,150
                                                                        ------------------        ------------------

Net increase (decrease) in cash and cash equivalents                               5,472                   (33,421)

Cash and cash equivalents, beginning of period                                   310,717                   371,426
                                                                        ------------------        ------------------
Cash and cash equivalents, end of period                              $          316,189       $           338,005
                                                                        ==================        ==================

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                          $                -       $                 -
                                                                        ==================        ==================


                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2004
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of the General Partner. The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the Partnership and General Partner have no employees of its own.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2004
                                   (unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2004
                                   (unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the partnership. Substantially all of the liabilities of the Partnership are payable to the General Partner. Though a substantial portion of the amounts payable to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner and/or its affiliates on a current basis. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of these contractual obligations and or suspend services for this or any other reason.

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

Equity in losses of limited partnerships for the periods ended September 30, 2004 and 2003 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2004
                                   (unaudited)



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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of September 30, 2004 and March 31, 2004.

Concentration of Credit Risk
----------------------------

At September 30, 2004, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2004
                                   (unaudited)

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

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnerships.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2004
                                   (unaudited)


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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                         For the Six                 For the Year
                                                                         Months Ended                   Ended
                                                                      September 30, 2004            March 31, 2004
                                                                      -------------------         -------------------
  Investments per balance sheet, beginning of period                $         3,525,413         $         5,572,016
  Equity in losses of limited partnerships                                     (152,022)                   (383,422)
  Distributions received                                                        (27,343)                     (8,650)
  Impairment of local limited partnerships                                            -                  (1,607,047)
  Amortization of paid acquisition fees and costs                               (22,416)                    (47,484)
                                                                      -------------------         -------------------

  Investments per balance sheet, end of period                      $         3,323,632         $         3,525,413
                                                                      ===================         ===================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the six months ended September 30, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                             COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                              2004                      2003
                                                      ----------------------     --------------------

  Revenue                                           $             1,785,000    $           1,669,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                           1,299,000                1,125,000
     Interest expense                                               436,000                  470,000
     Depreciation and amortization                                  555,000                  555,000
                                                      ----------------------     --------------------

  Total expenses                                                  2,290,000                2,150,000
                                                      ----------------------     --------------------

  Net loss                                          $              (505,000)   $            (481,000)
                                                      ======================     ====================

  Net loss allocable to the Partnership             $              (501,000)   $            (476,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership              $              (152,000)   $            (354,000)
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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $90,692 and $90,693 were incurred during each of the six months ended September 30, 2004 and 2003, respectively. The Partnership paid the General Partner or its affiliates $22,500 and $30,000 of those fees during the six months ended September 30, 2004 and 2003, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through September 30, 2004 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are approximately $4,816 and $15,204 during the six months ended September 30, 2004 and 2003, respectively.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                  September 30, 2004            March 31, 2004
                                                                 ----------------------      ----------------------
Reimbursement for expenses paid by the General
   Partners and affiliates                                    $                  6,525    $                    837
Asset management fee payable                                                 1,324,012                   1,255,819
                                                                 ----------------------      ----------------------
                                                              $              1,330,537    $              1,256,656
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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2004 consisted primarily of $316,189 in cash and aggregate investments in the eighteen Local Limited Partnerships of $3,323,632. Liabilities at September 30, 2004 primarily consisted of $1,330,537 of accrued asset management fees and expenses due to the General Partner.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003. The Partnership's net loss for the three months ended September 30, 2004 was $(139,000), reflecting a decrease of $148,000 from the $(287,000) net loss for the three months ended September 30, 2003. The decrease in net loss is primarily due to a decrease in equity in losses of limited partnerships of $139,000 to $(76,000) for the three months ended September 30, 2004 from $(215,000) for the three months ended September 30, 2003. The large decrease in equity in losses is largely due to the fact that five lower tier partnership's investment balances had reached zero, therefore, the acquisition fees and costs associated with those properties were written off in the three months ended September 30, 2004. Additionally, a decrease in loss from operations of $11,000 for the three months ended September 30, 2004 to $(63,000) from $(74,000) for the three months ended September 30, 2003 was incurred due to a decrease in accounting and legal fees and other expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003. The Partnership's net loss for the six months ended September 30, 2004 was $(268,000), reflecting a decrease of $219,000 from the $(489,000) net loss for the six months ended September 30, 2003. The decrease in net loss is primarily due to a decrease in equity in losses of limited partnerships of $202,000 to $(152,000) for the six months ended September 30, 2004 from $(354,000) for the six months ended September 30, 2003. The large decrease in equity in losses is largely due to the fact that five lower tier partnerships investment balances had reached zero, therefore, the acquisition fees and costs associated with those properties were written off in 2004.

Cash Flows

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003. Net cash provided during the six months ended September 30, 2004 was $5,000 compared to net cash used in the six months ended September 30, 2003 of $(34,000). The increase of $39,000 was primarily due to an increase in distributions received from limited partnerships of $20,000 and decrease in cash paid for operating costs of $19,000.

During the six months ended September 30, 2004 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $74,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The General Partner does not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the partnership. Substantially all of the liabilities of the Partnership are payable to the General Partner. Though a substantial portion of the amounts payable to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner and/or its affiliates on a current basis. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of these contractual obligations and or suspend services for this or any other reason.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities and Use of Proceeds

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits

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

Date:  January 25, 2005





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha, Senior Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date: January 25, 2005