Form 10-Q
period 2004-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2005-01-26
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2004

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

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2004


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
                 December 31, 2004 and March 31, 2004..........................3

         Statements of Operations
                 For the Three and Nine Months Ended December 31, 2004
                 and 2003......................................................4

         Statement of Partners' Equity (Deficit)
                 For the Nine Months Ended December 31, 2004...................5

         Statements of Cash Flows
                 For the Nine Months Ended December 31, 2004 and 2003..........6

         Notes to Financial Statements.........................................7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................15

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

         Item 5. Other Information............................................17

         Item 6. Exhibits ....................................................17

         Signatures ..........................................................18

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                  December 31, 2004                   March 31, 2004
                                                                -----------------------             -------------------
                                                                     (unaudited)
ASSETS

Cash and cash equivalents                                     $                289,378            $            310,717
Investments in limited partnerships, net (Note 2)                            3,151,754                       3,525,413
                                                                -----------------------             -------------------

                                                              $              3,441,132            $          3,836,130
                                                                =======================             ===================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $              1,364,380            $          1,256,656

Partners' equity (deficit):
  General partner                                                             (149,363)                       (144,336)
  Limited partners (30,000 units authorized;
     18,000 units issued and outstanding)                                    2,226,115                       2,723,810
                                                                -----------------------             -------------------

        Total partners' equity                                               2,076,752                       2,579,474
                                                                -----------------------             -------------------

                                                              $              3,441,132            $          3,836,130
                                                                =======================             ===================



                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)

                                                         2004                                      2003
                                       -----------------------------------------    ------------------------------------
                                          Three Months           Nine Months          Three Months        Nine Months
                                       -------------------    ------------------    -----------------   ----------------

Interest income                      $                197   $               597   $              291  $           1,177
Distribution income                                     -                 5,044                  600              4,347
                                       -------------------    ------------------    -----------------   ----------------

                                                      197                 5,641                  891              5,524
                                       -------------------    ------------------    -----------------   ----------------

Operating expenses:
  Amortization (Note 2)                            10,072                32,488               14,981             44,943
  Asset management fees (Note 3)                   45,347               136,039               45,346            136,039
  Legal and accounting                             12,475                20,525                  181             17,126
  Other                                             3,029                 5,483                3,110              5,467
                                       -------------------    ------------------    -----------------   ----------------

    Total operating expenses                       70,923               194,535               63,618            203,575
                                       -------------------    ------------------    -----------------   ----------------

Loss from operations                              (70,726)             (188,894)             (62,727)          (198,051)
                                       -------------------    ------------------    -----------------   ----------------

Equity in losses of
 limited partnerships (Note 2)                   (161,806)             (313,828)            (126,045)          (480,357)
                                       -------------------    ------------------    -----------------   ----------------

Net loss                             $           (232,532)  $          (502,722)  $         (188,772) $        (678,408)
                                       ===================    ==================    =================   ================

Net loss allocated to:
  General partner                    $             (2,325)  $            (5,027)  $           (1,888) $          (6,784)
                                       ===================    ==================    =================   ================

  Limited partners                   $           (230,207)  $          (497,695)  $         (186,884) $        (671,624)
                                       ===================    ==================    =================   ================

Net loss per limited
 partner unit                        $                (13)  $               (28)  $              (10) $             (37)
                                       ===================    ==================    =================   ================

Outstanding weighted limited
 partner units                                     18,000                18,000               18,000             18,000
                                       ===================    ==================    =================   ================


                 See accompanying notes to financial statements
                                       4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2004
                                   (unaudited)



                                                            General                Limited
                                                            Partner               Partners               Total
                                                        -----------------      ----------------     ----------------

Partners' equity (deficit) at March 31, 2004          $         (144,336 )   $       2,723,810    $       2,579,474

Net loss                                                          (5,027 )            (497,695 )           (502,722)
                                                        -----------------      ----------------     ----------------

Partners' equity (deficit) at December 31, 2004       $         (149,363 )   $       2,226,115    $       2,076,752
                                                        =================      ================     ================





                 See accompanying notes to financial statements
                                       5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)


                                                                              2004                      2003
                                                                        ------------------        ------------------
Cash flows from operating activities:
  Net loss                                                            $          (502,722 )     $          (678,408)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                                32,488                    44,943
       Equity in losses of limited partnerships                                   313,828                   480,357
       Change in accrued fees and expenses due to
               General Partner and affiliates                                     107,724                    85,154
                                                                        ------------------        ------------------

Net cash used in operating activities                                             (48,682 )                 (67,954)
                                                                        ------------------        ------------------

Cash flows from investing activities:
  Distributions received from limited partnerships                                 27,343                     7,250
                                                                        ------------------        ------------------

Net decrease in cash and cash equivalents                                         (21,339 )                 (60,704)

Cash and cash equivalents, beginning of period                                    310,717                   371,426
                                                                        ------------------        ------------------
Cash and cash equivalents, end of period                              $           289,378       $           310,722
                                                                        ==================        ==================

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                          $                 -       $                 -
                                                                        ==================        ==================


                 See accompanying notes to financial statements
                                       6

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Quarter Ended December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)

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

Equity in losses of limited partnerships for the periods ended December 31, 2004 and 2003 have been recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of December 31, 2004 and March 31, 2004.

Concentration of Credit Risk
----------------------------

At December 31, 2004, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                         For the Nine                For the Year
                                                                         Months Ended                   Ended
                                                                      December 31, 2004             March 31, 2004
                                                                      -------------------         -------------------

  Investments per balance sheet, beginning of period                $         3,525,413         $         5,572,016
  Equity in losses of limited partnerships                                     (313,828)                   (383,422)
  Distributions received                                                        (27,343)                     (8,650)
  Impairment loss                                                                      -                 (1,607,047)
  Amortization of capitalized acquisition fees and
  costs                                                                         (32,488)                    (47,484)
                                                                      -------------------         -------------------

  Investments per balance sheet, end of period                      $         3,151,754         $         3,525,413
                                                                      ===================         ===================





                                       12

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the nine months ended December 31, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                             COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                              2004                      2003
                                                      ----------------------     --------------------

  Revenue                                           $             2,677,000    $           2,503,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                           1,948,000                1,687,000
     Interest expense                                               654,000                  706,000
     Depreciation and amortization                                  832,000                  832,000
                                                      ----------------------     --------------------

  Total expenses                                                  3,434,000                3,225,000
                                                      ----------------------     --------------------

  Net loss                                          $             (757,000)    $            (722,000)
                                                      ======================     ====================

  Net loss allocable to the Partnership             $             (751,000)    $            (714,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership              $             (313,000)    $            (480,000)
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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $136,039 were incurred during each of the nine months ended December 31, 2004 and 2003. The Partnership paid the General Partner or its affiliates $30,000 and $50,000 of those fees during the nine months ended December 31, 2004 and 2003, respectively.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are approximately $24,322 and $23,478 during the nine months ended December 31, 2004 and 2003, respectively.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                   December 31, 2004            March 31, 2004
                                                                 ----------------------      ----------------------

Reimbursement for expenses paid by the General
   Partners and affiliates                                    $                  2,522    $                    837
Asset management fee payable                                                 1,361,858                   1,255,819
                                                                 ----------------------      ----------------------
                                                              $              1,364,380    $              1,256,656
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2004 consisted primarily of $289,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $3,152,000. Liabilities at December 31, 2004 primarily consisted of $1,364,000 of accrued asset management fees and expenses due to the General Partner.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003. The Partnership's net loss for the three months ended December 31, 2004 was $(233,000), reflecting an increase of $(44,000) from the $(189,000) net loss for the three months ended December 31, 2003. The increase in net loss is primarily due to an increase in equity in losses of limited partnerships of $(36,000) to $(162,000) for the three months ended December 31, 2004 from $(126,000) for the three months ended December 31, 2003. The increase is largely due to the fact that two local limited partnerships investment balances reached zero during the three months ended December 31, 2004 as such the acquisition costs and fees associated with those two properties were written off in 2004. Along with the increase of equity in losses from limited partnerships, the loss from operations increased by $(8,000) for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. The increase was due to a $(12,000) increase in legal and accounting expense, a $(1,000) decrease in distribution income offset by a $5,000 decrease in amortization expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003. The Partnership's net loss for the nine months ended December 31, 2004 was $(503,000), reflecting a decrease of $175,000 from the net loss of $(678,000) experienced for the nine months ended December 31, 2003. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships of $166,000 due to losses of $(480,000) for the nine months ended December 31, 2003 compared to losses of $(314,000) for the nine months ended December 31, 2004 This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease of equity in losses from limited partnerships, the loss from operations decreased by $9,000 for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003. The decrease in loss from operations is primarily due to a $13,000 decrease in amortization which was offset by an increase of $(4,000) for legal and accounting expenses.

Cash Flows

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003. Net cash used during the nine months ended December 31, 2004 was $(21,000), compared to net cash used for the nine months ended December 31, 2003 of $(61,000) reflect a net change of $40,000. The change in net cash used is due to an increase of cash used in investing activities of $20,000 due to an increase of distributions received from Limited Partnerships. There was also a decrease of $20,000 in cash used in operating activities primarily due to an increase of $22,000 in accrued fees and expenses due to General Partner and affiliates.

During the nine months ended December 31, 2004 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $108,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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




By:  /s/ Wilfred N. Cooper Jr.
     -------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  January 25, 2005




By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha, Senior Vice President -
                Chief Financial Officer of WNC & Associates, Inc.

Date: January 25, 2005