Form 10-K
period 2005-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2005-11-14
CIK 892997

WNC California Housing Tax Credits III, L.P.

                                   Exceptions
                                   ----------

The financial statements are presented as unaudited in the Form 10-K as of March 31, 2005 and 2004 and for the three years ended March 31, 2005 as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests. The non-affiliated local operating partnership general partners engage the accountants auditing each local operating partnership.

Historically, the audits, and the reports thereon, of the local operating partnerships were performed in accordance with Generally Accepted Auditing Standards (GAAS).

On May 11, 2005 draft guidance was issued by the Public Company Accounting Oversight Board which was confirmed on June 24, 2005 by the AICPA Center for Public Company Audit Firms, that clearly establishes the requirement for the audit reports of the operating partnerships of a Public Fund to refer to the auditing standards of the PCAOB.

The audits of the operating partnerships were performed primarily during the months of January, February and March and refer to Generally Accepted Auditing Standards. We have all appropriate originally signed opinions from the operating partnerships; however, they do not refer to the auditing standards of the Public Company Accounting Oversight Board.

Our independent registered public accounting firm has performed an audit of the registrant but cannot issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States). Therefore, we are filing our 10-K as "UNAUDITED" as it is without an audit opinion.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 2005

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

Yes             No     X
   ----------     ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes             No     X
   ----------     ----------

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

The general  partner of the  Partnership  is WNC Tax Credit  Partners  III, L.P.
("TCP III"). The general partner of TCP III is WNC & Associates, Inc. ("Associates or the General Partner"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through WNC, as neither TCP III or the Partnership have employees of their own.

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

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated October 1992 (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner")will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2005, the Partnership had invested in eighteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is or was eligible for the Federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce the Limited Partners tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the eighteen Housing Complexes as of the dates and for the periods indicated:

                                                    As of March 31, 2005                          As of December 31, 2004
                                               ---------------------------------   -------------------------------------------------
                                                    Partnership's                                          Estimated
                                                    Total                                                  Aggregate        Mortgage
                                    General         Investment in   Amount of        Number                Low Income    Balances of
Local Limited                       Partner         Local Limited   Investment        of                   Housing     Local Limited
Partnership Name      Location      Name            Partnerships    Paid to Date     Units    Occupancy    Credits(1)   Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden         Delhi,
Apartment Associates  California    Anthony Donovan  $    391,000     $  391,000       34        97%     $    807,000   $  1,365,000

                                    Daniel C. Logue
Almond View           Stockton,     and Cyrus
Apartments, Ltd.      California    Youssefi            1,639,000      1,639,000       72        99%        3,523,000      1,729,000

Buccaneer             Fernandia
Associates,           Beach,
Limited               Florida       Clifford E. Olsen     365,000        365,000       48       100%          768,000      1,450,000

Candleridge
Apartments of         Perry,
Perry L.P. II         Iowa          Eric A. Sheldahl      126,000        126,000       24       100%          245,000        682,000

                                    S.P. Thomas Company
                                    of Northern
                                    California Inc.
Colonial Village      Roseville,    and
Roseville             Calfornia     Project Go, Inc.    2,811,000      2,811,000       56        98%        5,872,000      1,940,000

                                    Thomas H. Cooksey
Dallas County         Orrville,     and Apartment
Housing, Ltd.         Alabama       Developers, Inc       130,000        130,000       19        89%          287,000        604,000

La Paloma del
Sol Limited           Deming,
Partnership           New Mexico    Dean Greenwalt        254,000        254,000       38        89%          625,000      1,407,000

Memory Lane           Yankton,      Skogen - Peterson,
Limited Partnership   South Dakota  Inc.                  151,000        151,000       18        94%          295,000        670,000


                                                   As of March 31, 2005                          As of December 31, 2004
                                               ---------------------------------   -------------------------------------------------
                                                    Partnership's                                         Estimated
                                                    Total                                                 Aggregate        Mortgage
                                    General         Investment in   Amount of       Number                Low Income    Balances of
Local Limited                       Partner         Local Limited   Investment        of                  Housing      Local Limited
Partnership Name      Location      Name            Partnerships    Paid to Date     Units    Occupancy   Credits(1)    Partnerships
------------------------------------------------------------------------------------------------------------------------------------

                                    Self-Help
                                    Enterprises,
                                    Inc. and Nueva
Nueva Sierra          Richgrove,    Sierra Vista
Vista Associates      California    Corporation         1,688,000      1,688,000       35        97%       3,516,000       1,624,000

Old Fort                            Alan Deke Noftsker
Limited               Hidalgo,      and ABO
Partnership           Texas         Corporation           249,000        249,000       40        98%         547,000       1,254,000

Orosi Apartments,     Orosi,
Ltd.                  California    Douglas W. Young      461,000        461,000       42        93%         902,000       1,883,000

                                    David J. Micheal
                                    and Professional
Parlier               Parlier,      Apartment
Garden Apts.          California    Management, Inc.      453,000        453,000       41        98%         917,000       1,680,000

Rosewood Apartments   Superior,     Duffy Development
Limited Partnership   Wisconsin     Company, Inc.         185,000        185,000       20        85%         375,000         443,000

Sun Manor, L.P.       Itta Bena,
                      Mississippi   Glenn D. Miller       230,000        230,000       36        94%         464,000       1,040,000

                                    David J. Michael
                                    Bucky Fong, Dean
                      South         Pearson, Coy Elvis
Tahoe Pines           Lake Tahoe    and Dr. Patricia
Apartments            California    Hatton              1,633,000      1,633,000       28       100%       3,171,000       1,624,000

Venus Retirement      Venus,
Village Ltd.          Texas         W. Joseph Chamy       161,000        161,000       24       100%         318,000         713,000

Walnut-Pixley,        Orange,       Walnut-Pixley,
L.P.                  California    Inc.                1,078,000      1,078,000       22       100%       2,309,000       1,635,000


                                                  As of March 31, 2005                          As of December 31, 2004
                                               ---------------------------------   -------------------------------------------------
                                                    Partnership's                                         Estimated
                                                    Total                                                 Aggregate        Mortgage
                                    General         Investment in   Amount of       Number                Low Income    Balances of
Local Limited                       Partner         Local Limited   Investment        of                  Housing      Local Limited
Partnership Name      Location      Name            Partnerships    Paid to Date     Units    Occupancy   Credits(1)    Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Winters
Investment            Winters,
Group                 California    John P. Casper        531,000        531,000      38        100%        1,072,000      1,802,000
                                                      -----------     ----------    -----       -----     -----------    -----------
                                                     $ 12,536,000    $12,536,000     635         96%      $26,013,000    $23,545,000
                                                      ===========     ==========    =====       =====     ===========    ===========

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


                                          --------------------------------------------------------------------------
                                                            For the year ended December 31, 2004
                                          --------------------------------------------------------------------------
                                                                                                   Low Income
                                                                                                Housing Credits
                                                                                                  Allocated to
             Partnership Name                 Rental Income        Net Income (Loss)              Partnership
 -------------------------------------------------------------------------------------------------------------------

 Almond Garden                                $ 219,000             $  (39,000)                         99%
 Apartment Associates

 Almond View Apartments Ltd.                    240,000               (228,000)                         99%

 Buccaneer Associates, Limited                  241,000                (40,000)                         99%

 Candleridge Apartments of Perry L.P. II        148,000                (15,000)                         99%

 Colonial Village Roseville                     545,000                  1,000                          99%

 Dallas County Housing, Ltd.                     76,000                (22,000)                         99%

 La Paloma del Sol Limited Partnership          182,000                 (5,000)                         99%

 Memory Lane Limited Partnership                 80,000                (22,000)                         99%

 Nueva Sierra Vista Associates                  159,000               (161,000)                         99%

 Old Fort Limited Partnership                   195,000                (29,000)                         99%

 Orosi Apartments, Ltd.                         234,000                (12,000)                         99%

 Parlier Garden Apts.                           303,000                 27,000                          95%

 Rosewood Apartments Limited Partnership         91,000                 (7,000)                         99%

 Sun Manor, L.P.                                150,000                (31,000)                         99%

 Tahoe Pines Apartments                         202,000               (138,000)                         99%

 Venus Retirement Village, Ltd.                  95,000                (30,000)                         99%

 Walnut - Pixley, L.P.                          167,000                (35,000)                         99%

 Winters Investment Group                       279,000                  8,000                          99%
                                            ------------             ----------

                                             $ 3,606,000              $ 778,000
                                            ============             ==========

Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2005, there were 886 Limited Partners and 17 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) Except as may have otherwise been previously reported, no unregistered securities were sold by the Partnership during the three years ended March 31, 2005, 2004 and 2003.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                March 31
                                     ---------------------------------------------------------------

                                        2005         2004         2003         2002         2001
                                     -----------  -----------   ----------   ----------   ----------
                                     (Unaudited)

ASSETS
Cash                               $    293,367  $   310,717  $   371,426  $   413,336  $   437,863
Investments in limited
  partnerships, net                   2,173,564    3,525,413    5,572,016    6,455,167    7,329,890
                                     -----------  -----------   ----------   ----------   ----------

                                   $  2,466,931  $ 3,836,130  $ 5,943,442  $ 6,868,503  $ 7,767,753
                                     ===========  ===========   ==========   ==========   ==========

LIABILITIES
Due to general partner and
  affiliates                       $  1,413,074  $ 1,256,656  $ 1,126,324  $   994,710  $   849,164

PARTNERS' EQUITY                      1,053,857    2,579,474    4,817,118    5,873,793    6,918,589
                                     -----------  -----------   ----------   ----------   ----------

                                   $  2,466,931  $ 3,836,130  $ 5,943,442  $ 6,868,503  $ 7,767,753
                                     ===========  ===========   ==========   ==========   ==========

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                  For the Years Ended
                                                        March 31
                           -------------------------------------------------------------------

                              2005           2004           2003          2002          2001
                           -----------   -----------     ---------    ----------    ----------
                           (Unaudited)

Loss from operations
  (Note 1)               $ (1,117,595) $ (1,860,847)  $  (257,349)  $  (245,989)  $  (246,997)
Equity in losses of
  limited partnerships       (408,022)     (383,442)     (799,326)     (798,807)     (821,704)
                           -----------   -----------     ---------    ----------    ----------

Net loss                 $ (1,525,617) $ (2,237,644)  $(1,056,675)  $(1,044,796)  $(1,068,701)
                           ===========   ===========    ==========   ===========   ===========

Net loss allocated to:

  General Partner        $    (15,256) $    (22,376)  $   (10,567)  $   (10,448)  $   (10,687)
                           ===========   ===========    ==========    ==========    ==========

  Limited artners        $ (1,510,361) $ (2,215,268)  $(1,046,108)  $(1,034,348)  $(1,058,014)
                           ===========   ===========   ===========   ===========   ===========


Net loss per limited
  partner unit           $     (83.90) $    (123.07)  $   (58.12)   $    (57.46)  $    (58.78)
                           ===========   ===========    =========     ==========     =========

Outstanding weighted
  limited partner units        18,000        18,000        18,000        18,000        18,000
                           ===========   ===========     =========    ==========    ==========

Note 1 - Loss from operations for the years ended March 31, 2005 and 2004 includes a charge for impairment losses on investments in limited partnerships of $873,891 and $1,607,047, respectively. (See Note 2 to the audited financial statements.)

                                                  For the Years Ended
                                                        March 31
                           -------------------------------------------------------------------
                              2005          2004          2003          2002          2001
                           -----------   -----------    ---------     ----------    ----------
                           (Unaudited)

Net cash provided by
  (used in):

  Operating activities    $   (44,726)  $   (69,359)  $   (66,356)  $   (41,575)  $   (55,648)
  Investing activities         27,376         8,650        24,446        17,048        12,913
                           -----------   -----------    ---------     ----------    ----------

Net decrease in cash          (17,350)      (60,709)      (41,910)      (24,527)      (42,735)

Cash, beginning of
  period                      310,717       371,426       413,336       437,863       480,598
                           -----------   -----------    ---------     ----------    ----------

Cash, end of period       $   293,367   $   310,717   $   371,426   $   413,336   $   437,863
                           ===========   ===========    =========     ==========    ==========

Low Income Housing Credits per Unit were as follows for the years ended December 31:

                                     2004            2003             2002             2001             2000
                                 -------------   --------------   -------------    -------------    -------------

Federal                        $           83  $           111  $          113   $          113   $          113
State                                       -                -               -                -                -
                                 -------------   --------------   -------------    -------------    -------------

Total                          $           83  $           111  $          113   $          113   $          113
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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value of the Partnership. If an investment is considered to be impaired, the partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (See Notes 2 and 3 to the audited financial statements).

Equity in losses of the limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of the losses available.

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Financial Condition

The Partnership's assets at March 31, 2005 consisted of $293,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $2,174,000. Liabilities at March 31, 2005 primarily consisted of $1,413,000 of accrued annual management fees and advances due to the General Partner.

Results of Operations

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004 The Partnership's net loss for the year ended March 31, 2005 was $(1,526,000), reflecting a decrease of $712,000 from the net loss of $(2,238,000) experienced for the year ended March 31, 2004. The decrease in net loss is principally due to a decrease in impairment expense of $733,000 from investments in limited partnerships for the year ended March 31, 2005 compared to year ended March 31, 2004, an increase of $3,000 in income, a $5,000 decrease in amortization offset by an increase of $(5,000) in other operating expenses. Additionally equity in losses of limited partnerships increased by approximately $(24,000).

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003. . The Partnership's net loss for the year ended March 31, 2004 was $(2,238,000), reflecting an increase of $ (1,181,000) from the net loss of $(1,057,000) experienced for the year ended March 31, 2003. The increase in net loss is principally due to an impairment expense of $(1,607,000) from investments in limited partnerships for the year ended March 31, 2004, and a decrease of $3,000 interest income offset by a decrease of $429,000 in loss from operations. The decrease in equity in losses of limited partnerships was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Liquidity and Capital Resources

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004. Net cash used during the year ended March 31, 2005 was $(17,000), reflecting a net change of $44,000 compared to net cash used for the year ended March 31, 2004 of $(61,000). The change was due primarily to a an increase of $19,000 in cash provided by distributions from limited partnerships, in addition to cash used in operations decreasing by $25,000. The decrease is largely due to accrued fees and expenses due to General Partner and affiliates increasing by approximately $26,000.

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003. Net cash used during the year ended March 31, 2004 was $(61,000), reflecting a net change of $19,000 compared to net cash used for the year ended March 31, 2003 of $(42,000). The change was due primarily to a decrease of $16,000 in cash provided by distributions form limited partnerships, in addition, interest income decreased by $3,000.

During the years ended March 31, 2005, 2004 and 2003, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $156,000, $130,000, and $132,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2005, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2005:

                                    2006       2007        2008        2009        2010      Thereafter     Total

                                 ---------  ----------  ----------  ----------  ----------  -----------   ---------

Asset Management Fees (1)      $ 1,588,589 $  181,385  $  181,385  $  181,385  $  181,385  $ 7,255,400  $9,569,529
Capital Contributions
   Payable to Lower Tier
   Partnerships                         -           -           -           -           -            -           -
                                 ---------  ----------  ----------  ----------  ----------  -----------   ---------
Total contractual cash
obligations                    $ 1,588,589 $  181,385  $  181,385  $  181,385  $  181,385  $ 7,255,400  $9,569,529
                                =========  ==========  ==========  ==========  ==========  ===========   ==========


(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partners as of March 31, 2005 have been included in the 2006 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information on our asset management fees, see Note 3 to the financial statements included elsewhere herein.

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

Impact of New Accounting Pronouncements

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46 (''FIN46''), ''Consolidation of Variable Interest Entities.'' FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN-46 (''FIN 46(R)'')to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46(R) is effective for the Partnership. This Interpretation requires consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determines that the Local Limited Partnership is a VIE and that the Partnership is the ''Primary Beneficiary.'' For consolidation purposes, minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners.

With the adoption of FIN 46(R), the Partnership has assessed the Local Limited Partnerships based upon the three criteria in paragraphs 5a, b, and c of FIN 46(R) and has concluded that each of the Local Limited Partnerships is not a VIE. Therefore the adoption of FIN 46(R) had no impact on the financial condition or results of operations for the Partnership.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

        Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.


                                                                                  March 31
                                                                        ------------------------------

                                                                            2005             2004
                                                                        -------------    -------------

 ASSETS

 Cash                                                                 $      293,367   $      310,717
 Investments in limited partnerships, net
   (Notes 2 and 3)                                                         2,173,564        3,525,413
                                                                        -------------    -------------

                                                                      $    2,466,931   $    3,836,130
                                                                        =============    =============

 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

 Liabilities:
    Accrued fees and expenses due to General Partner
       and affiliates (Note 3)                                        $    1,413,074   $    1,256,656
                                                                        -------------    -------------

 Commitments and contingencies

 Partners' equity (deficit):
    General partner                                                         (159,592)        (144,336)
    Limited partners (30,000 units authorized; 18,000 units
       issued and outstanding)                                             1,213,449        2,723,810
                                                                        -------------    -------------

          Total partners' equity                                           1,053,857        2,579,474
                                                                        -------------    -------------

                                                                      $    2,466,931   $    3,836,130
                                                                        =============    =============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

       Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.


                                                                     For the Years Ended
                                                                           March 31
                                                      ---------------------------------------------------

                                                          2005              2004               2003
                                                      --------------    -------------      --------------

Interest income                                     $           952   $        1,658     $         4,474
Other income                                                  8,644            4,967               6,325
                                                      --------------    -------------      --------------

   Total income                                               9,596            6,625              10,799
                                                      --------------    -------------      --------------

Operating expenses:
   Amortization (Notes 2 and 3)                              42,560           47,484              59,379
   Asset management fees (Note 3)                           181,385          181,385             181,385
   Impairment loss (Note 2)                                873,891        1,607,047                   -
   Other                                                     29,355           24,931              27,384
                                                      --------------    -------------      --------------

    Total operating expenses                              1,127,191        1,860,847             268,148
                                                      --------------    -------------      --------------

Loss from operations                                     (1,117,595)      (1,854,222)           (257,349)

Equity in losses of limited
  partnerships (Note 2)                                    (408,022)        (383,422)           (799,326)
                                                      --------------    -------------      --------------

Net loss                                            $    (1,525,617)  $   (2,237,644)    $    (1,056,675)
                                                      ==============    =============      ==============

Net loss allocated to:
   General partner                                  $       (15,256)  $      (22,376)    $       (10,567)
                                                      ==============    =============      ==============

   Limited partners                                 $    (1,510,361)  $   (2,215,268)    $    (1,046,108)
                                                      ==============    =============      ==============

Net loss per limited partner unit                   $        (83.90)  $      (123.07)    $        (58.12)
                                                      ==============    =============      ==============

Outstanding weighted limited partner units                   18,000           18,000              18,000
                                                      ==============    =============      ==============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

                                                               General            Limited
                                                               Partner            Partners             Total
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2002              $      (111,393)  $     5,985,186     $      5,873,793

Net loss                                                          (10,567)       (1,046,108)          (1,056,675)
                                                           ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2003                     (121,960)        4,939,078            4,817,118

Net loss                                                          (22,376)       (2,215,268)          (2,237,644)
                                                           ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2004                     (144,336)        2,723,810            2,579,474

Net loss                                                          (15,256)       (1,510,361)          (1,525,617)
                                                           ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2005              $      (159,592)  $     1,213,449     $      1,053,857
                                                           ===============    ===============     ===============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

       Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.



                                                                                  For the Years Ended
                                                                                        March 31
                                                                     -----------------------------------------------

                                                                        2005            2004              2003
                                                                     ------------   --------------    --------------

Cash flows from operating activities:
   Net loss                                                        $  (1,525,617)  $   (2,237,644)  $    (1,056,675)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization                                                         42,560           47,484            59,379
     Equity in losses of limited
       partnerships                                                      408,022          383,422           799,326
     Impairment of local limited partnerships                          873,891        1,607,047                 -
     Change in accrued fees and
       expenses due to General
       Partner and affiliates                                            156,418          130,332           131,614
                                                                     ------------   --------------    --------------

Net cash used in
  operating activities                                                   (44,726)         (69,359)          (66,356)
                                                                     ------------   --------------    --------------

Cash flows from investing activities:
   Distributions from limited
     partnerships                                                         27,376            8,650            24,446
                                                                     ------------   --------------    --------------

Net decrease in cash                                                     (17,350)         (60,709)          (41,910)

Cash, beginning of year                                                  310,717          371,426           413,336
                                                                     ------------   --------------    --------------

Cash, end of year                                                  $     293,367   $      310,717   $       371,426
                                                                     ============   ==============    ==============

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

   Taxes paid                                                      $         800   $          800   $           800
                                                                     ============   ==============    ==============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

WNC California Housing Tax Credits III, L.P. a California Limited Partnership (the "Partnership"), was formed on October 5, 1992 under the laws of the state of California and began operations on July 19, 1993. The Partnership was formed to invest primarily in other limited partnerships (the ''Local Limited Partnerships'') which own and operate multi-family housing complexes (the ''Housing Complexes'') that are eligible for low income housing tax credits. The local general partners (the ''Local General Partners'') of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC Tax Credit Partners III, L.P. (the ''General Partner''). WNC & Associates, Inc. (''Associates'') is the general partner of WNC Tax Credit Partners III, L.P. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership and General Partner have no employees of their own.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

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

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

and on three  months of results  estimated  by  management  of the  Partnership.
Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46 (''FIN46''), ''Consolidation of Variable Interest Entities.' FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN-46 (''FIN-46(R)'') to clarify some of its provisions.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46(R) is effective for the Partnership.

This Interpretation requires consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determines that the Local Limited Partnership is a VIE and that the Partnership is the ''Primary Beneficiary.'' For consolidation purposes, minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners.

With the adoption of FIN 46(R), the Partnership has assessed the Local Limited Partnerships based upon the three criteria in paragraphs 5a, b, and c of FIN 46(R) and has concluded that each of the Local Limited Partnerships is not a VIE. Therefore the adoption of FIN 46(R) had no impact on the financial condition or results of operations for the Partnership.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections'' which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

Revenue Recognition
-------------------

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2005 and 2004 are approximately $487,000 and $100,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, along with impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnerships' combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $873,891 and $1,607,047, during the years ended March 31, 2005 and 2004, respectively.

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At March 31, 2005 and 2004, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2005, 2004 and 2003 amounting to approximately $316,000, $630,000, and $173,000, respectively, have not been recognized. As of March 31, 2005, the aggregate share of net losses not recognized by the Partnership amounted to $1,296,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:


                                                                                 For the Years
                                                                                Ended March 31
                                                              ----------------------------------------------------

                                                                   2005               2004              2003
                                                              ---------------    ---------------    --------------

Investments per balance sheet, beginning of period          $      3,525,413    $    5,572,016   $     6,455,167
Distributions received from limited partnerships                     (27,376)           (8,650)          (24,446)
Equity in losses of limited partnerships                            (408,022)         (383,422)         (799,326)
Impairment of local limited partnerships                            (873,891)       (1,607,047)                -
Amortization of paid acquisition fees and costs                      (42,560)          (47,484)          (59,379)
                                                              ---------------    ---------------    --------------

Investments per balance sheet, end of period                $      2,173,564   $     3,525,413   $     5,572,016
                                                              ===============    ===============    ==============

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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

                                        COMBINED CONDENSED BALANCE SHEETS

                                                                                    2004                2003
                                                                               ---------------     ---------------
  ASSETS

  Buildings and improvements, net of accumulated depreciation as of
   December 31, 2004 and 2003 of $12,067,000 and $10,959,000,
   respectively.                                                             $     24,179,000    $     25,136,000
  Land                                                                              2,233,000           2,213,000
  Other assets                                                                      2,704,000           2,541,000
                                                                               ---------------     ---------------

                                                                             $     29,116,000    $    29,890 ,000
                                                                               ===============     ===============
LIABILITIES

Mortgage loans payable                                                       $     23,545,000    $     23,714,000
Due to related parties                                                                496,000             451,000
Other liabilities                                                                   1,795,000           1,613,000
                                                                               ---------------     ---------------

                                                                                   25,836,000          25,778,000
                                                                               ---------------     ---------------
PARTNERS' EQUITY

WNC California Housing Tax Credits III, L.P.                                        2,661,000           3,425,000
Other partners                                                                        619,000             687,000
                                                                               ---------------     ---------------

                                                                                    3,280,000           4,112,000
                                                                               ---------------     ---------------

                                                                             $     29,116,000    $     29,890,000
                                                                               ===============     ===============

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                                              COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2004               2003                2002
                                                            ---------------    ---------------     ---------------

Revenues                                                  $      3,688,000   $      3,570,000    $      3,307,000
                                                            ---------------    ---------------     ---------------

Expenses:
   Operating expenses                                            2,478,000          2,597,000           2,218,000
   Interest expense                                                868,000            872,000             941,000
   Depreciation and amortization                                 1,120,000          1,110,000           1,110,000
                                                            ---------------    ---------------     ---------------

         Total expenses                                          4,466,000          4,579,000           4,269,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $       (788,000)  $     (1,009,000)   $       (962,000)
                                                            ===============    ===============     ===============

Net loss allocable to the Partnership                     $       (741,000)  $     (1,001,000)   $       (952,000)
                                                            ===============    ===============     ===============

Net loss recorded by the Partnership                      $       (408,000)  $       (383,000)   $       (799,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 9% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,368,674 and $867,611 as of March 31, 2005 and 2004, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2005, $98,698, $233,539, and $149,373 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2005, 2004, and 2003, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

     Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in limited partnerships. Accumulated amortization was $194,019 and $91,746 as of March 31, 2005 and 2004, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2005, $0, $27,978, and $17,898 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2005, 2004 and 2003, respectively, to reduce the respective net acquisition cost component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages for the life of the Partnership. Management fees of $181,385, were incurred during the years ended March 31, 2005, 2004 and 2003, of which, $30,000, $50,000, and $50,000 were paid during the years ended March 31, 2005, 2004 and 2003, respectively.

     The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $24,000 during each of the years ended March 31, 2005 and 2004.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for the three year period ended March 31, 2005.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                                            March 31
                                                                 --------------------------------

                                                                     2005              2004
                                                                 --------------    --------------

Reimbursement for expenses paid by the General
   Partner or its affiliate                                    $         5,870   $           837

Accrued asset management fees                                        1,407,204         1,255,819
                                                                 --------------    --------------

                                                               $     1,413,074   $     1,256,656
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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

       Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2005

Income                                $          5,000      $           -      $          -       $       5,000

Operating expenses                             (60,000)           (63,000)          (71,000)           (933,000)

Equity in losses of
     limited partnerships                      (76,000)           (76,000)         (162,000)            (94,000)

Net loss                                      (131,000)          (139,000)         (233,000)         (1,023,000)

Net Loss available to limited
     partners                                 (130,000)          (138,000)         (230,000)         (1,012,000)

Net Loss per limited partner unit                   (7)                (8)              (13)                (56)


                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2004

Income                                $          2,000      $       2,000      $      1,000      $        2,000

Operating expenses                             (65,000)           (74,000)          (64,000)         (1,659,000)

Equity in income (losses) of limited
     partnerships                             (140,000)          (215,000)         (126,000)             98,000

Net loss                                      (203,000)          (287,000)         (189,000)         (1,559,000)

Net Loss available to limited
     partners                                 (201,000)          (284,000)         (187,000)         (1,543,000)

Net Loss per limited partner unit                  (11)               (16)              (10)                (86)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

Item 9a.  Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's ''disclosure controls and procedures'' as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors,  (b) Identification of Executive Officers, (c)
     ---------------------------------------------------------------------------
     Identification of Certain Significant Employees,  (d) Family Relationships,
     ---------------------------------------------------------------------------
     and (e) Business Experience
     ---------------------------

The Partnership has no directors, executive officers or employees of its own. The following biographical information is presented for the directors, executive officers and significant employees of Associates, which has principal responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.         Chairman of the Board
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Chief Financial Officer
Michael J. Gaber               Senior Vice President - Acquisitions
Edward W. Peters               President of WNC Management, Inc.

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly
                                   ----------------------------     ------------
Report,  a  Steering  Member  of  the  Housing  Credit  Group  of  the  National
------
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 52, is Executive Vice President, a Director and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  58,  is  Senior  Vice  President  -  Institutional
Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice
President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 49, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 38, is Senior Vice President - Acquisitions and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and a Vice President of WNC Management, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Edward W. Peters, age 52, is President of WNC Management, Inc. He has more than 12 years of experience in all facets of property management. Prior to joining WNC in 2003, Mr. Peters served as Vice President and Director of Property Management at Design Center Housing Services, Inc. and as Director at John Stewart Company. He is a licensed real estate broker in the State of California, a certified occupancy specialist (COS), and holds two national housing compliance certificates: the housing credit compliance professional (HCCP) and the national credit compliance professional-executive (NCP-e). Mr. Peters is a Director of the Affordable Housing Management Association and graduated from Rutgers University in 1990 with a Master of Science degree in social work and in 1983 from Antioch University with a Master of Science degree in education.

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

 (j) Changes to Nominating Procedures
     --------------------------------

     Inapplicable

 (k) Code of Ethics
     --------------

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


Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. ''Invested Assets'' means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $181,385, were incurred during each of the years ended March 31, 2005, 2004 and 2003. The Partnership paid the General Partner or its affiliates, $30,000, $50,000, and $50,000 of those fees during the years ended March 31, 2005, 2004 and 2003, respectively.

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

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $24,000, $24,000, and $26,000, during the years ended March 31, 2005, 2004 and 2003, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $15,000, $20,000, and $20,000 for the General Partner for the tax years ended December 31, 2004, 2003 and 2002, respectively. The General Partner is also entitled to receive a percentage of partnership income or losses, and of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2005, 2004 and 2003.

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

(d)  Changes in Control
     -------------------

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

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's independent auditors for the years ended March 31:

                                             2005                2004
                                        ---------------     ---------------

Audit Fees                            $         18,025    $         15,501
Audit-related Fees                                   -                   -
Tax Fees                                         3,000               1,625
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         21,025    $         17,126
                                        ===============     ===============

The Partnership has no Audit Committee. All audit service and any permitted non-audit services performed by the Partnership's independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   List of financial statements included in Part II hereof:
         --------------------------------------------------------

         Unaudited Balance Sheets as of March 31, 2005 and 2004
         Unaudited Statements of Operations for the years ended March 31, 2005,
           2004 and 2003
         Unaudited Statements of Partners' Equity (Deficit) for the years ended
           March 31, 2005, 2004 and 2003
         Unaudited Statements of Cash Flows for the years ended March 31, 2005,
           2004 and 2003
         Unaudited Notes to Financial Statements

(a)(2)   List of financial statement schedules included in Part IV hereof:
         -----------------------------------------------------------------

         Unaudited Schedule III - Real Estate Owned by Local Limited
           Partnerships

(9)(3)   Exhibits.
         ----------

3.1      Agreement of Limited  Partnership  dated  October 5, 1992 was filed as
         Exhibit 28.1 to Form 10-K for the year ended December 31, 1994 is hereby incorporated herein by reference as Exhibit 3.1.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1     Section 1350 Certification of the Chief Executive Officer
         (filed herewith)

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

99.19 Financial Statements of Colonial Village - Roseville, for the years ended December 31, 2003 and 2002 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                    --------------------------------    ------------------------------------------------------------
                                            As of March 31, 2005                          As of December 31, 2004
                                    --------------------------------    ------------------------------------------------------------
                                                                         Mortgage
                                    Total Investment   Amount of         Balances of      Property                         Net
                                    in Local Limited   Investment        Local Limited      and          Accumulated       Book
Partnership Name       Location     Partnerships       Paid to Date      Partnerships     Equipment     Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden          Delhi,
Apartment Associates   California   $    391,000    $   391,000         $ 1,365,000    $   1,779,000      $ 695,000     $ 1,084,000

Almond View            Stockton,
Apartments, Ltd.       California      1,639,000      1,639,000           1,729,000        3,524,000      1,307,000       2,217,000

Buccaneer Associates,  Fernandia
Limited                Beach, Florida    365,000        365,000           1,450,000        2,218,000        622,000       1,596,000

Candleridge Apartments
of Perry L.P. II       Perry, Iowa       126,000        126,000             682,000          924,000        344,000         580,000

Colonial Village       Roseville,
Roseville              California      2,811,000      2,811,000           1,940,000        5,354,000      1,906,000       3,448,000

Dallas County          Orrville,
Housing, Ltd.          Alabama           130,000        130,000             604,000          799,000        252,000         547,000

La Paloma del Sol      Deming,
Limited Partnership    New Mexico        254,000        254,000           1,407,000        1,827,000        511,000       1,316,000

Memory Lane            Yankton,
Limited Partnership    South Dakota      151,000        151,000             670,000          913,000        457,000         456,000

Nueva Sierra           Richgrove,
Vista Associates       California      1,688,000      1,688,000           1,624,000        3,252,000        771,000       2,481,000

Old Fort Highway       Hidalgo,
Limited Partnership    Texas             249,000        249,000           1,254,000        1,724,000        496,000       1,228,000


WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                    --------------------------------    ------------------------------------------------------------
                                            As of March 31, 2005                          As of December 31, 2004
                                    --------------------------------    ------------------------------------------------------------
                                                                         Mortgage
                                    Total Investment   Amount of         Balances of      Property                         Net
                                    in Local Limited   Investment        Local Limited      and          Accumulated       Book
Partnership Name       Location     Partnerships       Paid to Date      Partnerships     Equipment     Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------

Orosi Apartments,      Orosi,
Ltd.                   California   $    461,000      $ 461,000         $  1,883,000    $  2,485,000      $ 516,000     $ 1,969,000

Parlier Garden Apts.   Parlier,
                       California        453,000        453,000            1,680,000       2,208,000        584,000       1,624,000

Rosewood Apartments    Superior,
Limited Partnership    Wisconsin         185,000        185,000              443,000         767,000        215,000         552,000

                       Itta Bena,
Sun Manor, L.P.        Mississippi       230,000        230,000            1,040,000       1,352,000        510,000         842,000

                       South Lake
Tahoe Pines            Tahoe,
Apartments             California      1,633,000      1,633,000            1,624,000       3,323,000      1,240,000       2,083,000

Venus Retirement
Village, Ltd           Venus, Texas      161,000        161,000              713,000         650,000        350,000         300,000

Walnut - Pixley, L.P.  Orange,
                       California      1,078,000      1,078,000            1,635,000       2,768,000        742,000       2,026,000

Winters Investment     Winters,
Group                  California        531,000        531,000            1,802,000       2,592,000        549,000       2,043,000
                                    ------------   ------------         -------------   ------------     -----------   ------------
                                    $ 12,536,000   $ 12,536,000         $  23,545,000   $ 38,459,000   $ 12,067,000   $  26,392,000
                                    ============   ============         =============   ============    ============   ============

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                   ------------------------------------------------------------------------
                                                    For the year ended December 31, 2004
                                   ------------------------------------------------------------------------
                                                                          Year                    Estimated
                                                      Net Income       Investment               Useful Life
 Partnership Name                    Rental Income    (Loss)            Acquired      Status        (Years)
-----------------------------------------------------------------------------------------------------------

Almond Garden Apartment Associates       $ 219,000    $  (39,000)          1994     Completed         27.5

Almond View Apartments, Ltd.               240,000      (228,000)          1994     Completed         27.5

Buccaneer Associates, Limited              241,000       (40,000)          1994     Completed           40

Candleridge Apartments of Perry
L.P. II                                    148,000       (15,000)          1994     Completed         27.5

Colonial Village Roseville                 545,000         1,000           1993     Completed         27.5

Dallas County Housing, Ltd.                 76,000      ( 22,000)          1993     Completed           40

La Paloma del Sol Limited
Partnership                                182,000        (5,000)          1993     Completed           40

Memory Lane Limited Partnership
                                            80,000       (22,000)          1994     Completed           25

Nueva Sierra Vista Associates              159,000      (161,000)          1994     Completed           40

Old Fort Limited Partnership               195,000       (29,000)          1993     Completed           40

Orosi Apartments, Ltd.                     234,000       (12,000)          1993     Completed           50

Parlier Garden Apts.                       303,000        27,000           1994     Completed           40

Rosewood Apartments Limited
Partnership                                 91,000        (7,000)          1994     Completed           40

Sun Manor, L.P.                            150,000       (31,000)          1993     Completed         27.5

Tahoe Pines Apartments                     202,000      (138,000)          1994     Completed         27.5

Venus Retirement Village, Ltd.              95,000       (30,000)          1993     Completed           25

Walnut - Pixley, L.P.                      167,000       (35,000)          1993     Completed           40

Winters Investment Group                   279,000         8,000           1994     Completed           50
                                         ---------      ---------

                                       $ 3,606,000    $ (778,000)
                                       ===========    ===========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                    --------------------------------    ------------------------------------------------------------
                                            As of March 31, 2004                          As of December 31, 2003
                                    --------------------------------    ------------------------------------------------------------
                                                                         Mortgage
                                    Total Investment   Amount of         Balances of      Property                         Net
                                    in Local Limited   Investment        Local Limited      and          Accumulated       Book
Partnership Name       Location     Partnerships       Paid to Date      Partnerships     Equipment     Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden          Delhi,
Apartment Associates   California   $    391,000    $    391,000        $  1,371,000    $  1,773,000      $ 631,000     $ 1,142,000

Almond View .          Stockton,
Apartments, Ltd.       California      1,639,000       1,639,000           1,738,000       3,524,000      1,183,000       2,341,000

Buccaneer Associates,  Fernandia
Limited                Beach, Florida    365,000         365,000           1,456,000       2,218,000        568,000       1,650,000

Candleridge Apartments
of Perry L.P. II       Perry, Iowa       126,000         126,000             687,000         916,000        306,000         610,000

Colonial Village       Roseville,
Roseville              California      2,811,000       2,811,000           1,977,000       5,302,000      1,728,000       3,574,000

Dallas County          Orrville,
Housing, Ltd.          Alabama           130,000         130,000             607,000         796,000        229,000         567,000

La Paloma del Sol      Deming,
Limited Partnership    New Mexico        254,000         254,000           1,413,000       1,839,000        463,000       1,376,000

Memory Lane            Yankton,
Limited Partnership    South Dakota      151,000         151,000             673,000         874,000        429,000         445,000

Nueva Sierra           Richgrove,
Vista Associates       California      1,688,000       1,688,000           1,623,000       3,253,000        691,000       2,562,000

Old Fort Highway       Hidalgo,
Limited Partnership    Texas             249,000         249,000           1,260,000       1,717,000        449,000       1,268,000

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                     --------------------------------   ------------------------------------------------------------
                                            As of March 31, 2004                          As of December 31, 2003
                                    --------------------------------    ------------------------------------------------------------
                                                                         Mortgage
                                    Total Investment   Amount of         Balances of      Property                         Net
                                    in Local Limited   Investment        Local Limited      and          Accumulated       Book
Partnership Name       Location     Partnerships       Paid to Date      Partnerships     Equipment     Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments,      Orosi,
Ltd.                   California        461,000        461,000            1,900,000       2,461,000         464,000      1,997,000

Parlier Garden Apts.   Parlier,
                       California        453,000        453,000            1,687,000       2,207,000         530,000      1,677,000

Rosewood Apartments    Superior,
Limited Partnership    Wisconsin         185,000        185,000              456,000         768,000         196,000        572,000

Sun Manor, L.P.        Itta Bena,
                       Mississippi       230,000        230,000            1,044,000       1,349,000         460,000        889,000

Tahoe Pines            South Lake
Apartments             Tahoe,
                       California      1,633,000      1,633,000            1,640,000       3,301,000       1,125,000      2,176,000

Venus Retirement       Venus,
Village, Ltd.          Texas             161,000        161,000              716,000         650,000         319,000        331,000

Walnut - Pixley, L.P.  Orange,
                       California      1,078,000      1,078,000            1,656,000       2,768,000         687,000      2,081,000

Winters Investment     Winters,
Group                  California        531,000        531,000            1,810,000       2,592,000         501,000      2,091,000
                                    -------------   ------------         ------------   ------------    ------------   -------------

                                    $ 12,536,000   $ 12,536,000         $ 23,714,000    $ 38,308,000    $ 10,959,000   $ 27,349,000
                                    =============   ============         ============   ============    ============   ============

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                   ------------------------------------------------------------------------
                                                    For the year ended December 31, 2003
                                   ------------------------------------------------------------------------
                                                                          Year                    Estimated
                                                      Net Income       Investment               Useful Life
 Partnership Name                    Rental Income    (Loss)            Acquired      Status        (Years)
-----------------------------------------------------------------------------------------------------------

Almond Garden Apartment Associates
                                       $   219,000    $     (1,000)           1994     Completed         27.5

Almond View Apartments, Ltd.               244,000        (221,000)           1994     Completed         27.5

Buccaneer Associates, Limited              235,000         (39,000)           1994     Completed           40

Candleridge Apartments of
Perry L.P. II                              150,000         (15,000)           1994     Completed         27.5

Colonial Village Roseville                 529,000               -            1993     Completed         27.5

Dallas County Housing, Ltd.                 77,000         (17,000)           1993     Completed           40

La Paloma del Sol Limited
Partnership                                163,000         (25,000)           1993     Completed           40

Memory Lane Limited Partnership             80,000         (12,000)           1994     Completed           25

Nueva Sierra Vista Associates              153,000        (129,000)           1994     Completed           40

Old Fort Limited Partnership               178,000         (27,000)           1993     Completed           40

Orosi Apartments, Ltd.                     217,000         (37,000)           1993     Completed           50

Parlier Garden Apts.                       302,000          49,000            1994     Completed           40

Rosewood Apartments Limited
Partnership                                 86,000          (9,000)           1994     Completed           40

Sun Manor, L.P.                            151,000         (42,000)           1993     Completed         27.5

Tahoe Pines Apartments                     201,000        (112,000)           1994     Completed         27.5

Venus Retirement Village, Ltd.              90,000        (304,000)           1993     Completed           25

Walnut - Pixley, L.P.                      166,000         (22,000)           1993     Completed           40

Winters Investment Group                   253,000         (45,000)           1994     Completed           50
                                         ----------    ------------
                                      $  3,494,000    $ (1,009,000)
                                      ============     ============

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                     --------------------------------   ------------------------------------------------------------
                                            As of March 31, 2003                          As of December 31, 2002
                                    --------------------------------    ------------------------------------------------------------
                                                                         Mortgage
                                    Total Investment   Amount of         Balances of      Property                         Net
                                    in Local Limited   Investment        Local Limited      and          Accumulated       Book
Partnership Name       Location     Partnerships       Paid to Date      Partnerships     Equipment     Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden          Delhi,
Apartment Associates   California   $    391,000    $   391,000         $ 1,376,000     $ 1,764,000      $ 570,000    $   1,194,000

Almond View .          Stockton,
Apartments, Ltd.       California      1,639,000      1,639,000           1,746,000       3,527,000      1,059,000        2,468,000

Buccaneer Associates,  Fernandia
Limited                Beach, Florida    365,000        365,000           1,462,000       2,218,000        514,000        1,704,000

Candleridge Apartments
of Perry L.P. II       Perry, Iowa       126,000        126,000             691,000         908,000        269,000          639,000

Colonial Village       Roseville,
Roseville              Calfornia       2,811,000      2,811,000           2,012,000       5,301,000      1,551,000        3,750,000

Dallas County          Orrville,
Housing, Ltd.          Alabama           130,000        130,000             609,000         792,000        205,000          587,000

La Paloma del Sol      Deming,
Limited Partnership    New Mexico        254,000        254,000           1,419,000       1,830,000        415,000        1,415,000

Memory Lane            Yankton,
Limited Partnership    South Dakota      151,000        151,000             676,000         874,000        402,000          472,000

Nueva Sierra           Richgrove,
Vista Associates       California      1,688,000      1,688,000           1,626,000       3,252,000        611,000        2,641,000

Old Fort Highway       Hidalgo,
Limited Partnership    Texas             249,000        249,000           1,265,000       1,713,000        403,000        1,310,000

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                     --------------------------------   ------------------------------------------------------------
                                            As of March 31, 2003                          As of December 31, 2002
                                    --------------------------------    ------------------------------------------------------------
                                                                         Mortgage
                                    Total Investment   Amount of         Balances of      Property                         Net
                                    in Local Limited   Investment        Local Limited      and          Accumulated       Book
Partnership Name       Location     Partnerships       Paid to Date      Partnerships     Equipment     Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments,      Orosi,
Ltd.                   California        461,000        461,000           1,915,000       2,460,000        411,000        2,049,000

Parlier Garden Apts.   Parlier,
                       California        453,000        453,000           1,693,000       2,198,000        479,000        1,719,000

Rosewood Apartments    Superior,
Limited Partnership    Wisconsin         185,000        185,000             470,000         767,000        176,000          591,000

Sun Manor, L.P.        Itta Bena,
                       Mississippi       230,000        230,000           1,048,000       1,345,000        410,000          935,000

Tahoe Pines            South Lake
Apartments             Tahoe,
                       California      1,633,000      1,633,000           1,655,000       3,292,000      1,010,000        2,282,000

Venus Retirement       Venus,
Village, Ltd.          Texas             161,000        161,000             719,000         928,000        291,000          637,000

Walnut - Pixley, L.P.  Orange,
                       California      1,078,000      1,078,000             993,000       2,768,000        632,000        2,136,000

Winters Investment     Winters,
Group                  California        531,000        531,000           1,818,000       2,593,000        454,000        2,139,000
                                    ------------   ------------        -------------   --------------   ------------   -------------
                                   $  12,536,000   $ 12,536,000        $ 23,193,000    $ 38,530,000    $ 9,862,000     $ 28,668,000
                                   =============   ============        =============   =============    ===========     ============

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                   ------------------------------------------------------------------------
                                                    For the year ended December 31, 2002
                                   ------------------------------------------------------------------------
                                                                          Year                    Estimated
                                                      Net Income       Investment               Useful Life
 Partnership Name                    Rental Income    (Loss)            Acquired      Status        (Years)
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

Date: November 8, 2005

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

Date:  November 8, 2005



By:      /s/ Thomas J. Riha
         -------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of
         WNC & Associates, Inc.
         (principal financial officer and principal accounting officer)

Date:  November 8, 2005



By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  November 8, 2005



By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  November 8, 2005