Form 10-Q
period 2005-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2005-11-18
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Yes           No      X
  -----------   -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
  -----------   -----------

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2005



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
             June 30, 2005 and March 31, 2005..................................3

     Statements of Operations
             For the Three Months Ended June 30, 2005 and 2004.................4

     Statement of Partners' Equity (Deficit)
             For the Three Months Ended June 30, 2005..........................5

     Statements of Cash Flows
             For the Three Months Ended June 30, 2005 and 2004.................6

     Notes to Financial Statements.............................................7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................5

     Item 3. Quantitative and Qualitative Disclosures about Market Risks......16

     Item 4. Controls and Procedures..........................................16

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................17

     Item 2.  Changes in Securities and Use of Proceed........................17

     Item 3.  Defaults Upon Senior Securities.................................17

     Item 4.  Submission of Matters to a Vote of Security Holders.............17

     Item 5.  Other Information...............................................17

     Item 6. Exhibits and Reports on Form 8-K.................................17

     Signatures ..............................................................18

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                    June 30, 2005                     March 31, 2005
                                                                -----------------------             -------------------
                                                                     (unaudited)                        (unaudited)
ASSETS
Cash                                                          $               295,448             $           293,367
Investments in limited partnerships, net (Note 2)                           2,095,290                       2,173,564
                                                                -----------------------             -------------------

                                                              $             2,390,738             $         2,466,931
                                                                =======================             ===================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $             1,434,579             $         1,413,074


Partners' equity (deficit):
  General partner                                                            (160,569)                       (159,592)
  Limited partners (30,000 units authorized;
     18,000 units issued and outstanding)                                   1,116,728                       1,213,449
                                                                -----------------------             -------------------

        Total partners' equity                                                956,159                       1,053,857
                                                                -----------------------             -------------------

                                                              $             2,390,738             $         2,466,931
                                                                =======================             ===================

                 See accompanying notes to financial statements
                                       3

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)


                                                              2005                              2004
                                                           Three Months                      Three Months
                                                      ---------------------------    ----------------------------------

Interest income                                     $                        369    $                              201
Distribution income                                                        5,366                                 5,044
                                                      ---------------------------    ----------------------------------

    Total income                                                           5,735                                 5,245
                                                      ---------------------------    ----------------------------------

Operating expenses:
  Amortization (Note 2)                                                    3,435                                11,208
  Asset management fees (Note 3)                                          45,346                                45,346
  Legal and accounting                                                     1,000                                 1,525
  Other                                                                    2,279                                 2,403
                                                      ---------------------------    ----------------------------------

    Total operating expenses                                              52,060                                60,482
                                                      ---------------------------    ----------------------------------

Loss from operations                                                     (46,325)                              (55,237)

Equity in losses of
  limited partnerships (Note 2)                                          (51,373)                              (76,013)
                                                      ---------------------------    ----------------------------------

Net loss                                            $                    (97,698)   $                         (131,250)
                                                      ===========================    ==================================

Net loss allocated to:
  General partner                                   $                       (977)   $                           (1,313)
                                                      ===========================    ==================================

  Limited partners                                  $                    (96,721)   $                         (129,937)
                                                      ===========================    ==================================

Net loss per limited partnership unit               $                         (5)   $                               (7)
                                                      ===========================    ==================================

Outstanding weighted limited
  partner units                                                           18,000                                18,000
                                                      ===========================    ==================================


                 See accompanying notes to financial statements
                                       4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2005
                                   (unaudited)

                                                            General               Limited
                                                            Partner              Partners                Total
                                                        -----------------     ----------------   ----------------------

Partners' equity (deficit) at March 31, 2005          $        (159,592)    $       1,213,449  $             1,053,857

Net loss                                                           (977)              (96,721)                 (97,698)
                                                        -----------------     ----------------   ----------------------

Partners' equity (deficit) at June 30, 2005           $        (160,569)    $       1,116,728  $               956,159
                                                        =================     ================   ======================

                 See accompanying notes to financial statements
                                       5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)


                                                                              2005                      2004
                                                                       ------------------         ------------------
Cash flows from operating activities:
  Net loss                                                            $          (97,698)       $           (131,250)
   Adjustments to reconcile net loss to
    cash used in operating activities:
    Amortization                                                                   3,435                      11,208
    Equity in losses of limited partnerships                                      51,373                      76,013
    Change in accrued fees and expenses due
       General Partner and affiliates                                             21,506                      37,012
                                                                        ------------------        ------------------
Net cash used in operating activities                                            (21,384)                     (7,017)
                                                                        ------------------        ------------------

Cash flows from investing activities:
  Distributions received from limited partnerships                                23,465                      18,813
                                                                        ------------------        ------------------

Net increase in cash                                                               2,081                      11,796

Cash, beginning of period                                                        293,367                     310,717
                                                                        ------------------        ------------------
Cash, end of period                                                   $          295,448        $            322,513
                                                                        ==================        ==================

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

                                                                      $              800        $                  -
  Taxes paid                                                            ==================        ==================

                 See accompanying notes to financial statements
                                     6

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

Organization
------------
WNC California Housing Tax Credits III, L.P. a California Limited Partnership (the "Partnership"), was formed on October 5, 1992 under the laws of the state of California and began operations on July 19, 1993. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships) which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for Low Income Housing Tax Credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc.("Associates") and Wilfred N. Cooper Sr. are the general partners of the Partnership. The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the Partnership has no employees of its own.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
---------------------------------------------------------------
Certain Risks and Uncertainties
-------------------------------
An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior Low Income Housing Tax Credits.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2005
                                   (unaudited)

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

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Equity in losses of limited partnerships for the periods ended June 30, 2005 and 2004 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2005
                                   (unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------
Exit Strategy
-------------
The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

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

Concentration of Credit Risk
----------------------------
At June 30, 2005, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2005
                                   (unaudited)

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

New Accounting Pronouncements
-----------------------------
As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                         For the Three                For the Year
                                                                         Months Ended                   Ended
                                                                        June 30, 2005               March 31, 2005
                                                                      -------------------         -------------------
  Investments per balance sheet, beginning of period                $         2,173,564         $         3,525,413
  Equity in losses of limited partnerships                                      (51,373)                   (408,022)
  Distributions received from limited partnership                               (23,466)                    (27,376)
  Impairment of local limited partnerships                                            -                    (873,891)
  Amortization of capitalized acquisition fees and
  costs                                                                          (3,435)                    (42,560)
                                                                      -------------------         -------------------
  Investments per balance sheet, end of period                      $         2,095,290         $         2,173,564
                                                                      ===================         ===================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the three months ended June 30, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                                 COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                               2005                        2004
                                                      ----------------------     --------------------

Revenue                                           $              922,000     $               827,000
                                                      ----------------------     --------------------
Expenses:
  Operating expenses                                            (619,000)                   (555,000)
  Interest expense                                              (217,000)                   (235,000)
  Depreciation and amortization                                 (280,000)                   (278,000)
                                                      ----------------------     --------------------

Total expenses                                                (1,116,000)                 (1,068,000)
                                                      ----------------------     --------------------

Net loss                                          $             (194,000)    $              (241,000)
                                                      ======================     ====================

Net loss allocable to the Partnership             $             (183,000)    $              (238,000)
                                                      ======================     ====================

Net loss recorded by the Partnership              $              (51,000)    $               (76,000)
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

                                       13

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2005
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

    (a) Annual Asset Management Fee. An annual asset management fee is an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $45,346 were incurred during each of the three months ended June 30, 2005 and 2004. The Partnership paid the General Partner or its affiliates $21,250 and $7,500 of those fees during the three months ended June 30, 2005 and 2004, respectively.

    (b) Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

    (c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are $5,870 and $3,928 during the three months ended June 30, 2005 and 2004, respectively.


The accrued fees and expenses due to General Partner and/or its affiliates consist of the following:

                                                                     June 30, 2005              March 31, 2005
                                                                 ----------------------      ----------------------
Reimbursement for expenses paid by the General
 Partner and/or its affiliate                                 $                3,279      $                  5,870
Asset management fee payable                                               1,431,300                     1,407,204
                                                                 ----------------------      ----------------------
                                                              $            1,434,579      $              1,413,074
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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2005 and 2004, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2005 consisted primarily of $295,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $2,095,000. Liabilities at June 30, 2005 primarily consisted of $1,435,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. The Partnership's net loss for the three months ended June 30, 2005 was $(97,000), reflecting a decrease of $34,000 from the $(131,000) net loss for the three months ended June 30, 2004. The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $25,000 to $(51,000) for the three months ended June 30, 2005 from $(76,000) for the three months ended June 30, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, the loss from operations decreased by approximately $9,000 to $(46,000) for the three months ended June 30, 2005 from $(55,000) for the three months ended June 30, 2004, which was contributed by a $8,000 decrease in amortization along with a $1,000 decrease in accounting and legal fees for the three months ended June 30, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. Net cash provided during the three months ended June 30, 2005 was $2,000 compared to net cash provided in the three months ended June 30, 2004 of $12,000. The $(10,000) net cash decrease was primarily due to a decrease in accrued fees and expenses due to General Partner and affiliates of $(15,000) offset by an increase in distributions received from limited partnerships of $5,000.

During the three months ended June 30, 2005 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $45,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         NONE

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: November 18, 2005





By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha,
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 18, 2005