Form 10-Q
period 2005-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2005-12-30
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

|_| TRANSITION  REPORT  PURSUANT  TO   SECTION  13 OR 15 (d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from         to
                                           ---------  ---------
                         Commission file number: 0-23908


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.


                  California                          33-0531301
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

Yes           No     X
   -----------  -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes          No     X
   ----------  ----------

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2005


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
             September 30, 2005 and March 31, 2005.............................3

     Statements of Operations
             For the Three and Six Months Ended September 30, 2005 and 2004....4

     Statement of Partners' Equity (Deficit)
             For the Six Months Ended September 30, 2005.......................5

     Statements of Cash Flows
             For the Six Months Ended September 30, 2005 and 2004..............6

     Notes to Financial Statements.............................................7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................15

     Item 3. Quantitative and Qualitative Disclosures about Market Risks......16

     Item 4. Controls and Procedures..........................................16

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................17

         Item 2.  Changes in Securities and Use of Proceed....................17

         Item 3.  Defaults Upon Senior Securities.............................17

         Item 4.  Submission of Matters to a Vote of Security Holders.........17

         Item 5.  Other Information...........................................17

         Item 6. Exhibits and Reports on Form 8-K.............................17

         Signatures ..........................................................18

                                   WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                                        (A California Limited Partnership)

                                                  BALANCE SHEETS

                                                                  September 30, 2005                  March 31, 2005
                                                                -----------------------             -------------------
                                                                     (unaudited)                         (unaudited)
ASSETS
Cash and cash equivalents                                     $               296,850             $           293,367
Investments in limited partnerships, net (Note 2)                           2,048,395                       2,173,564
                                                                -----------------------             -------------------

                                                              $             2,345,245             $         2,466,931
                                                                =======================             ===================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $             1,479,154             $         1,413,074


Partners' equity (deficit):
  General partner                                                            (161,470)                       (159,592)
  Limited partners (30,000 units authorized;
     18,000 units issued and outstanding)                                   1,027,561                       1,213,449
                                                                -----------------------             -------------------

        Total partners' equity                                                866,091                       1,053,857
                                                                -----------------------             -------------------

                                                              $             2,345,245             $         2,466,931
                                                                =======================             ===================

                 See accompanying notes to financial statements
                                        3

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                         2005                                      2004
                                       -----------------------------------------    ------------------------------------
                                          Three Months           Six months           Three Months        Six months
                                       -------------------    ------------------    -----------------   ----------------
Interest income                      $               367    $              736    $             199   $            400
Distribution income                                  875                   875                    -              5,044
Reporting fee income                              10,527                15,893                    -                  -
                                       -------------------    ------------------    -----------------   ----------------
                                                  11,769                17,504                  199              5,444
                                       -------------------    ------------------    -----------------   ----------------

Operating expenses:
  Amortization (Note 2)                            3,435                 6,870               11,208             22,416
  Asset management fees (Note 3)                  45,346                90,692               45,346             90,692
  Legal and accounting                            12,769                13,769                6,525              8,050
  Other                                              592                 2,871                   51              2,454
                                       -------------------    ------------------    -----------------   ----------------

    Total operating expenses                      62,142               114,202               63,130            123,612
                                       -------------------    ------------------    -----------------   ----------------

Loss from operations                             (50,373)              (96,698)             (62,931)          (118,168)
                                       -------------------    ------------------    -----------------   ----------------

Equity in losses of
 limited partnerships (Note 2)                   (39,695)              (91,068)             (76,009)          (152,022)
                                       -------------------    ------------------    -----------------   ----------------

Net loss                             $           (90,068)   $         (187,766)   $        (138,940)  $       (270,190)
                                       ===================    ==================    =================   ================

Net loss allocated to:
  General partner                    $              (901)   $           (1,878)   $          (1,389)  $         (2,702)
                                       ===================    ==================    =================   ================

  Limited partners                   $           (89,167)   $         (185,888)   $        (137,551)  $       (267,488)
                                       ===================    ==================    =================   ================

Net loss per limited
 partner unit                        $                (5)   $              (10)   $              (8)  $            (15)
                                       ===================    ==================    =================   ================

Outstanding weighted limited
 partner units
                                                  18,000                18,000               18,000             18,000
                                       ===================    ==================    =================   ================

                 See accompanying notes to financial statements
                                       4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2005
                                   (unaudited)

                                                            General               Limited
                                                            Partner              Partners                Total
                                                        -----------------     ----------------   ----------------------
Partners' equity (deficit) at March 31, 2005          $        (159,592)    $     1,213,449    $            1,053,857

Net loss                                                         (1,878)           (185,888)                 (187,766)
                                                        -----------------     ----------------   ----------------------

Partners' equity (deficit) at September 30, 2005      $        (161,470)    $     1,027,561    $              866,091
                                                        =================     ================   ======================

                 See accompanying notes to financial statements
                                       5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                                              2005                      2004
                                                                        ------------------        ------------------
Cash flows from operating activities:
  Net loss                                                            $         (187,766)       $         (270,190)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                                6,870                    22,416
       Equity in losses of limited partnerships                                   91,068                   152,022
        Change in accrued fees and expenses due to
               General Partner and affiliates                                     66,080                    73,881
                                                                        ------------------        ------------------

Net cash used in operating activities                                            (23,748)                  (21,871)
                                                                        ------------------        ------------------

Cash flows from investing activities:
    Distributions received from limited partnerships                              27,231                    27,343
                                                                        ------------------        ------------------

Net increase in cash                                                               3,483                     5,472

Cash and cash equivalents, beginning of period                                   293,367                   310,717
                                                                        ------------------        ------------------
Cash and cash equivalents, end of period                              $          296,850        $          316,189
                                                                        ==================        ==================

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                          $              800        $                -
                                                                        ==================        ==================

                 See accompanying notes to financial statements
                                        6

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

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

The Partnership Agreement authorized the sale of up to 30,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in July 1994 at which time 17,990 Units, representing subscriptions in the amount of $17,990,000 had been accepted. During 1995, an additional $10,000 was collected on subscriptions accepted for 10 additional units and previously deemed uncollectible so the total outstanding is 18,000. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

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

The Low Income Housing Tax Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

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

Equity in losses of limited partnerships for the periods ended September 30, 2005 and 2004 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Exit Strategy
-------------
The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

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

Concentration of Credit Risk
----------------------------
At September 30, 2005, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2005 and March 31, 2005, the Partnership had no cash equivalents.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Reporting Comprehensive Income
------------------------------
The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                         For the Six                 For the Year
                                                                         Months Ended                   Ended
                                                                      September 30, 2005            March 31, 2005
                                                                      -------------------         -------------------
  Investments per balance sheet, beginning of period                $         2,173,564         $         3,525,413
  Equity in losses of limited partnerships                                      (91,068)                   (408,022)
  Distributions received from limited partnership                               (27,231)                    (27,376)
  Impairment of local limited partnerships                                            -                    (873,891)
  Amortization of capitalized acquisition fees and
    costs                                                                        (6,870)                    (42,560)
                                                                      -------------------         -------------------

  Investments per balance sheet, end of period                      $         2,048,395         $         2,173,564
                                                                      ===================         ===================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the six months ended September 30, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                              2005                      2004
                                                      ----------------------     --------------------
  Revenue                                           $           1,844,000     $          1,785,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                        (1,239,000)              (1,299,000)
     Interest expense                                            (434,000)                (436,000)
     Depreciation and amortization                               (560,000)                (555,000)
                                                      ----------------------     --------------------

  Total expenses                                               (2,233,000)              (2,290,000)
                                                      ----------------------     --------------------

  Net loss                                          $            (389,000)    $           (505,000)
                                                      ======================     ====================

  Net loss allocable to the Partnership             $            (365,000)    $           (501,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership              $             (81,000)    $           (152,000)
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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $90,692 were incurred during each of the six months ended September 30, 2005 and 2004. The Partnership paid the General Partner or its affiliates $31,875 and $22,250 of those fees during the six months ended September 30, 2005 and 2004, respectively.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were $9,378 and $4,816 during the six months ended September 30, 2005 and 2004, respectively.


The accrued fees and expenses due to General Partner and/or its affiliates consist of the following:

                                                                  September 30, 2005            March 31, 2005
                                                                 ----------------------      ----------------------
Reimbursement for expenses paid by the General
   Partner and/or its affiliate                               $                 13,133    $                  5,870
Asset management fee payable                                                 1,466,021                   1,407,204
                                                                 ----------------------      ----------------------
                                                              $              1,479,154    $              1,413,074
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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2005 and 2004, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2005 consisted primarily of $297,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $2,048,000. Liabilities at September 30, 2005 primarily consisted of $1,479,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004. The Partnership's net loss for the three months ended September 30, 2005 was $(90,000), reflecting a decrease of $49,000 from the $(139,000) net loss for the three months ended September 30, 2004. The decrease in net loss is primarily due to a decrease in equity in losses of limited partnerships of $36,000 to $(40,000) for the three months ended September 30, 2005 from $(76,000) for the three months ended September 30, 2004. Additionally, a decrease in loss from operations of $13,000 for the three months ended September 30, 2005 to $(50,000) from $(63,000) for the three months ended September 30, 2004 was incurred due to an increase of $12,000 in reporting fee income, along with a decrease of $1,000 in operating expenses. The decrease in operating expenses is due to a $8,000 decrease in amortization expense offset by a $7,000 decrease in accounting and legal fees and other expenses during the three months ended September 30, 2005.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004. The Partnership's net loss for the six months ended September 30, 2005 was $(188,000), reflecting a decrease of $82,000 from the $(270,000) net loss for the six months ended September 30, 2004. The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $61,000 to $(91,000) for the six months ended September 30, 2005 from $(152,000) for the six months ended September 30, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at September 30, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, the loss from operations decreased by approximately $21,000 to $(97,000) for the six months ended September 30, 2005 from $(118,000) for the six months ended September 30, 2004, which was contributed by an increase of $12,000 in reporting fees income, along with $15,000 decrease in amortization, offset by a $(6,000) increase in accounting and legal fees for the six months ended September 30, 2005.

Cash Flows

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004. Net cash provided during the six months ended September 30, 2005 was $3,000 compared to net cash provided in the six months ended September 30, 2004 of $5,000. The $(2,000) net cash decrease was primarily due to an increase in cash paid for operating costs of $(2,000).

During the six months ended September 30, 2005 amortization expense decreased by $16,000 mainly due to the current and prior acceleration of unamortized acquisition costs and fees realted to investments that have reached a zero balance. Along with the decrease in accrued fees which consist primarily of asset management fees to the General Partner or affiliates, decreased by $8,000 during the six months ended September 30, 2005.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K
         -------------------
         NONE

(b)      Exhibits.
         ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e)and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e)and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

Date:  December 29,2005





By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha,
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  December 29,2005