Form 10-Q
period 2005-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2006-02-21
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

|_| TRANSITION   REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from         to
                                           ---------  ----------
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

Yes          No     X
   ---------- -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes          No    X
   ---------- -----------

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly period Ended December 31, 2005


PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

        Balance Sheets
                December 31, 2005 and March 31, 2005...........................3

        Statements of Operations
                For the Three and Nine Months Ended December 31, 2005 and 2004.4

        Statement of Partners' Equity (Deficit)
                For the Nine Months Ended December 31, 2005....................5

        Statements of Cash Flows
                For the Nine Months Ended December 31, 2005 and 2004...........6

        Notes to Financial Statements..........................................7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................15

        Item 3. Quantitative and Qualitative Disclosures about Market Risks...16

        Item 4. Controls and Procedures.......................................16

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings.............................................17

        Item 2. Changes in Securities and Use of Proceed......................17

        Item 3. Defaults Upon Senior Securities...............................17

        Item 4. Submission of Matters to a Vote of Security Holders...........17

        Item 5. Other Information.............................................17

        Item 6. Exhibits  ....................................................17

        Signatures ...........................................................18

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                  December 31, 2005                   March 31, 2005
                                                                -----------------------             -------------------
                                                                     (unaudited)                       (unaudited)
ASSETS
Cash and cash equivalents                                     $               260,523             $           293,367
Investments in limited partnerships, net (Note 2)                           1,918,715                       2,173,564
                                                                -----------------------             -------------------
                                                              $             2,179,238             $         2,466,931
                                                                =======================             ===================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     $             1,500,869             $         1,413,074


Partners' equity (deficit):
  General partner                                                            (163,347)                       (159,592)
  Limited partners (30,000 units authorized;
     18,000 units issued and outstanding)                                     841,716                       1,213,449
                                                                -----------------------             -------------------
        Total partners' equity                                                678,369                       1,053,857
                                                                -----------------------             -------------------
                                                              $             2,179,238             $         2,466,931
                                                                =======================             ===================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                         2005                                      2004
                                       -----------------------------------------    ------------------------------------
                                          Three Months           Nine Months          Three Months        Nine Months
                                       -------------------    ------------------    -----------------   ----------------
Interest income                      $               348    $            1,084    $             197   $            597
Distribution  income                                   -                   875                    -              5,044
Reporting fee income                                   -                15,893                    -                  -
                                       -------------------    ------------------    -----------------   ----------------
                                                     348                17,852                  197              5,641
                                       -------------------    ------------------    -----------------   ----------------
Operating expenses:
  Amortization (Note 2)                            2,068                 8,938               10,072             32,488
  Asset management fees (Note 3)                  45,347               136,039               45,347            136,039
  Legal and accounting                            12,388                26,157               12,475             20,525
  Other                                              656                 3,527                3,029              5,483
                                       -------------------    ------------------    -----------------   ----------------
    Total operating expenses                      60,459               174,661               70,923            194,535
                                       -------------------    ------------------    -----------------   ----------------

Loss from operations                             (60,111)             (156,809)             (70,726)          (188,894)
                                       -------------------    ------------------    -----------------   ----------------
Equity in losses of
 limited partnerships (Note 2)                  (127,611)             (218,679)            (161,806)          (313,828)
                                       -------------------    ------------------    -----------------   ----------------

Net loss
                                     $          (187,722)   $         (375,488)   $        (232,532)  $       (502,722)
                                       ===================    ==================    =================   ================
Net loss allocated to:
  General partner
                                     $            (1,877)   $           (3,755)   $          (2,325)  $         (5,027)
                                       ===================    ==================    =================   ================
  Limited partners
                                     $          (185,845)   $         (371,733)   $        (230,207)  $       (497,695)
                                       ===================    ==================    =================   ================
Net loss per limited
 partner unit
                                     $               (10)   $              (21)   $             (13)  $            (28)
                                       ===================    ==================    =================   ================
Outstanding weighted limited
 partner units
                                                  18,000                18,000               18,000             18,000
                                       ===================    ==================    =================   ================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2005
                                   (unaudited)

                                                            General               Limited
                                                            Partner              Partners                Total
                                                        -----------------     ----------------   ----------------------
Partners' equity (deficit) at March 31, 2005          $        (159,592)    $       1,213,449  $             1,053,857

Net loss                                                         (3,755)             (371,733)                (375,488)
                                                        -----------------     ----------------   ----------------------

Partners' equity (deficit) at December 31, 2005       $        (163,347)    $         841,716  $               678,369
                                                        =================     ================   ======================

                 See accompanying notes to financial statements
                                       5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                                              2005                      2004
                                                                        ------------------        ------------------
Cash flows from operating activities:
  Net loss                                                            $          (375,488)       $         (502,722)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                                 8,938                    32,488
       Equity in losses of limited partnerships                                   218,679                   313,828
       Change in accrued fees and expenses due to
            General Partner and affiliates                                         87,795                   107,724
                                                                        ------------------        ------------------
Net cash used in operating activities                                             (60,076)                  (48,682)
                                                                        ------------------        ------------------
Cash flows from investing activities:
    Distributions received from limited partnerships                               27,232                    27,343
                                                                        ------------------        ------------------

Net decrease in cash and cash equivalents                                         (32,844)                  (21,339)

Cash and cash equivalents, beginning of period                                    293,367                   310,717
                                                                        ------------------        ------------------
Cash and cash equivalents, end of period                              $           260,523        $          289,378
                                                                        ==================        ==================
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                          $               800        $                -
                                                                        ==================        ==================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

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

The Partnership Agreement authorized the sale of up to 30,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in July 1994 at which time 17,990 Units, representing subscriptions in the amount of $17,990,000 had been accepted. During 1995, an additional $10,000 was collected on subscriptions accepted for 10 additional units and previously deemed uncollectible so the total outstanding is 18,000 Units. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

Equity in losses of limited partnerships for the periods ended December 31, 2005 and 2004 have been recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership when it no longer provides tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date, no properties in the Partnership have been selected for disposition.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2005 and March 31, 2005, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------
At December 31, 2005, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------
Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                         For the Nine                For the Year
                                                                         Months Ended                    Ended
                                                                      December 31, 2005             March 31, 2005
                                                                      -------------------         -------------------
  Investments per balance sheet, beginning of period                $          2,173,564         $         3,525,413
  Equity in losses of limited partnerships                                      (218,679)                   (408,022)
  Distributions received from limited partnership                                (27,232)                    (27,376)
  Impairment of local limited partnerships                                             -                    (873,891)
  Amortization of capitalized acquisition fees and
  costs                                                                           (8,938)                    (42,560)
                                                                      -------------------         -------------------

  Investments per balance sheet, end of period                      $          1,918,715         $         2,173,564
                                                                      ===================         ===================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the nine months ended December 31, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                              2005                      2004
                                                      ----------------------     --------------------
  Revenue                                           $            2,766,000     $          2,677,000
                                                      ----------------------     --------------------
  Expenses:

     Interest expense                                              651,000                   654,000
     Depreciation and amortization                                 840,000                   832,000
     Operating expenses                                          1,858,000                 1,948,000
                                                      ----------------------     -------------------
  Total expenses                                                 3,349,000                 3,434,000
                                                      ----------------------     --------------------
  Net loss                                          $             (583,000)   $             (757,000)
                                                      ======================     ====================
  Net loss allocable to the Partnership             $             (548,000)   $             (751,000)
                                                      ======================     ====================
  Net loss recorded by the Partnership              $             (117,000)   $             (313,000)
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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $136,039 were incurred during each of the nine months ended December 31, 2005 and 2004. The Partnership paid the General Partner or its affiliates $42,500 and $30,000 of those fees during the nine months ended December 31, 2005 and 2004, respectively.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were $35,428 and $24,322 during the nine months ended December 31, 2005 and 2004, respectively.

The accrued fees and expenses due to General Partner and/or its affiliates consist of the following:

                                                                   December 31, 2005            March 31, 2005
                                                                 ----------------------      ----------------------
Reimbursement for expenses paid by the General
   Partner and/or its affiliate                               $                    127    $                  5,870
Asset management fee payable                                                 1,500,742                   1,407,204
                                                                 ----------------------      ----------------------
                                                              $              1,500,869    $              1,413,074
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2005 and 2004, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2005 consisted primarily of $261,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $1,919,000. Liabilities at December 31, 2005 primarily consisted of $1,501,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004. The Partnership's net loss for the three months ended December 31, 2005 was $(188,000), reflecting a decrease of $45,000 from the $(233,000) net loss for the three months ended December 31, 2004. The decrease in net loss is primarily due to a decrease in equity in losses of limited partnerships of $34,000 to $(128,000) for the three months ended December 31, 2005 from $(162,000) for the three months ended December 31, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at December 31, 2005. Since the Partnerships liability with respect to its investments is limited, losses in excess of investment are not recognized. Additionally, a decrease in loss from operations of $11,000 for the three months ended December 31, 2005 to $(60,000) from $(71,000) for the three months ended December 31, 2004 was incurred due to an $8,000 decrease in amortization expense and a $3,000 decrease in other operating expenses for the three months ended December 31, 2004.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004. The Partnership's net loss for the nine months ended December 31, 2005 was $(376,000), reflecting a decrease of $127,000 from the $(503,000) net loss for the nine months ended December 31, 2004. The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $95,000 to $(219,000) for the nine months ended December 31, 2005 from $(314,000) for the nine months ended December 31, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at December 31, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, the loss from operations decreased by approximately $32,000 to $(157,000) for the nine months ended December 31, 2005 from $(189,000) for the nine months ended December 31, 2004, which was contributed by an increase of $16,000 in reporting fees income offset by a $(4,000) decrease in distribution income. In addition to the changes in the income the amortization decrease by approximately $24,000, other operating expenses decrease by $2,000 offset by an increase of $(6,000) in accounting and legal fees for the nine months ended December 31, 2005.


Cash Flows

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004. Net cash used during the nine months ended December 31, 2005 was $(33,000) compared to net cash used in the nine months ended December 31, 2004 of $(21,000). The $(12,000) increase in cash used was primarily due to a decrease of $(20,000) in the change in accrued fees and expenses due to the General Partner and/or its affiliates.

During the nine months ended December 31, 2005 amortization expense decreased by $24,000 mainly due to the current and prior acceleration of unamortized acquisition costs and fees related to investments that have reached a zero balance. Accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $88,000 during the nine months ended December 31, 2005. The General Partner does not anticipate that the accrued fees and advances will not be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: February 17, 2006





By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha,
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  February 17, 2006