Form 10-K
period 2006-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2007-10-26
CIK 892997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended March 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from             to
                                           -------------  ------------

                         Commission file number: 0-23908


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
             (Exact name of registrant as specified in its charter)

              California                                33-0563307
             (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)            Identification No.)

               17782 Sky Park Circle                    92614-6404
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

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes       No    X
   -------  --------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes       No    X
   -------  --------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No      X
   ---------  -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check

one): Large accelerated  filer     Accelerated  filer      Non-accelerated filer
                              -----                  -----
  X
------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No   X
   ------  ------

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits III, L.P. (the "Partnership") is a California limited partnership formed under the laws of the State of California on October 5, 1992. The Partnership was formed to acquire limited partnership interests or membership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing ("Low Income Housing Tax Credits").

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of Limited Partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the offering on July 22, 1994, a total of 18,000 Partnership Units representing $18,000,000 had been sold. Holders of Partnership Units are referred to herein as "Limited Partners."

The Partnership shall continue to be in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a Housing Complex which qualifies for the Low Income Housing Tax Credits. In general, under
Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Tax Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated October 1992 (the "Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in eighteen Local Limited Partnerships, none of which had been sold or otherwise disposed as of March 31, 2006. Each of these Local Limited Partnerships owns a Housing Complex that was eligible for the Federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The IRS Compliance Period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2006, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2006. As of March 31, 2006 none of the Housing Complexes had completed the 15 year compliance period.

On February 13, 2006 the Partnership filed a form 8-K explaining the liquidation process that is beginning as the low-income housing tax credit properties complete the 15 years compliance period.

Item 1A.  Risk Factors

Set forth below are the principal risks the Partnership believes are material to the Limited Partners. The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains some forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

(a) Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

     Low Income Housing Tax Credits might not be available. If a Housing Complex does not satisfy the requirements of Internal Revenue Code Section 42, then the Housing Complex will not be eligible for Low Income Housing Tax Credits.

     Low income housing tax credits might be less than anticipated. The Local General Partners will calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership.

     Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

     o a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
     o    the   Partnership   disposed  of  its  interest  in  a  Local  Limited
          Partnership during the Compliance Period.

For these purposes, disposition includes transfer by way of foreclosure.

It will be up to the Partnership to determine whether to post a bond. There is no obligation under the agreements with the Local Limited Partnerships that the Local Limited Partnerships must do so.

There can be no assurance that recapture will not occur. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

     Sales of Housing Complexes after 15 years are subject to limitations which may impact a Local Limited Partnership's ability to sell its Housing Complex. Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located. The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing. Under Federal law, the commitment must be for at least 30 years. The commitment, actually agreed to, may be significantly longer than 30 years. In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years. On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period. This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes. The sale of a Housing Complex may be subject to other restrictions. For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amount of cash will be distributed to the Limited Partners. As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

     Limited Partners can only use Low Income Housing Tax Credits in limited amounts. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

     o an unlimited amount of passive income, which is income from entities such as the Partnership, and
     o    $25,000 in income from other sources.

However, the use of Low Income Housing Tax Credits by an individual against these types of income is subject to ordering rules, which may further limit the use of Low Income Housing Tax Credits. Some corporate Limited Partners are subject to similar and other limitations. They include corporations which provide personal services, and corporations which are owned by five or fewer shareholders.

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner's other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner's annual tax liability equal to $25,000 plus 75% of the Limited Partner's tax liability in excess of $25,000. However, business credits may not be used to offset any alternative minimum tax. All of these concepts are extremely complicated.

(b) Risks related to investment in Local Limited Partnerships and Housing Complexes

     Because the Partnership has few investments, each investment will have a great impact on the Partnership's results of operations. Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

     The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership's investment therein by incurring mortgage debt. A Local Limited Partnership's revenues could be less than its debt payments and taxes and other operating costs. If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure. The same results could occur if government subsidies ceased. Foreclosure would result in a loss of the Partnership's capital invested in the Housing Complex. Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership's ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment.

Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

The Partnership does not control the Local Limited Partnerships and must rely on the Local General Partners. The Local General Partners will make all management decisions for the Local Limited Partnerships and the Housing Complexes. The Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will not be able to exercise any control with respect to Local Limited Partnership business decisions and operations. Consequently, the success of the Partnership will depend on the abilities of the Local General Partners.

     Housing Complexess subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing
Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with such subsidy programs:

     o Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
     o Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
     o Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
     o Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
     o Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions.
     o Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the subsidizer. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the subsidizer. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
     o Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
     o Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
     o Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time. If that happens, a Limited Partner's return may be derived only from the Low Income Housing Tax Credits and tax losses.

     Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior Low Income Housing Tax Credits could be recaptured and future Low Income Housing Tax Credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

     Housing Complexes without financing or operating subsidies may be unable to pay operating expenses. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex. If a forced sale occurs during the first 15 years of a Housing Complex, a partial recapture of Low Income Housing Tax Credits could occur. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits. Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing. Those Housing
Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants. Over time, the expenses of a Housing Complex will increase. If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

     The Partnership's investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner's obligations. The cost to enforce a Local General Partner's obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

     Fluctuating economic conditions can reduce the value of real estate. Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

     o    the general and local job market,
     o    the availability and cost of mortgage financing,
     o    monetary inflation,
     o    tax, environmental, land use and zoning policies,
     o    the supply of and demand for similar properties,
     o    neighborhood conditions,
     o    the availability and cost of utilities and water.

 (c)     Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to tax credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

          No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

     o    the determination of which depends on future factual circumstances,
     o    which are peculiar to individual Limited Partners, or
     o    which are not customarily the subject of an opinion.

The more significant of these matters include:

     o allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
     o characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
     o identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
     o applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
     o the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership. The courts could sustain an IRS challenge. An IRS challenge, if successful, could have a detrimental effect on the Partnership's ability to realize its investment objectives.

     Passive activity rules will limit deduction of the Partnership's losses and impose tax on interest income. The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate. An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities. An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest. These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

     The Partnership may earn interest income on its reserves and loans. The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income. Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

     At risk rules might limit deduction of the Partnership's losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the "at risk" rules will limit a Limited Partner's ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The "at risk" rules of the Internal Revenue Code generally limit a Limited Partner's ability to deduct Partnership losses to the sum of:

     o    the amount of cash the Limited Partner invests in the Partnership, and
     o the Limited Partner's share of Partnership qualified nonrecourse financing.

Qualified nonrecourse financing is non-convertible, nonrecourse debt which is borrowed from a government, or with exceptions, any person actively and regularly engaged in the business of lending money.

     Tax liability on sale of Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

     o the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
     o the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

     o the sales proceeds plus the Partnership's share of the amount of indebtedness secured by the Housing Complex, and
     o the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

Accordingly, gain will be increased by the depreciation deductions taken during the holding period for the Housing Complex. In some cases, a Limited Partner could have a tax liability from a sale greater than the cash distributed to the Limited Partner from the sale.

     Alternative minimum tax liability could reduce a Limited Partner's tax benefits. If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership. The application of the alternative minimum tax is personal to each Limited Partner. Tax credits may not be utilized to reduce alternative minimum tax liability.

     IRS could audit the returns of the Partnership, the Local Limited Partnerships or the Limited Partners. The IRS can audit the Partnership or a Local Limited Partnership at the entity level with regard to issues affecting the entity. The IRS does not have to audit each Limited Partner in order to challenge a position taken by the Partnership or a Local Limited Partnership. Similarly, only one judicial proceeding can be filed to contest an IRS determination. A contest by the Partnership of any IRS determination might result in high legal fees.

     An audit of the Partnership or a Local Limited Partnership also could result in an audit of a Limited Partner. An audit of a Limited Partner's tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items. The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

     A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership's allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership's allocations do not have substantial economic effect, then the partnership's tax items are allocated in accordance with each partner's interest in the partnership. The IRS might challenge the allocations made by the
Partnership:

     o    between the Limited Partners and the General Partner,
     o    among the Limited Partners, or
     o    between the Partnership and a Local General Partner.

If any allocations were successfully challenged, a greater share of the income or gain or a lesser share of the losses or tax credits might be allocated to the Limited Partners. This would increase the tax liability or reduce the tax benefits to the Limited Partners.

     Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

     o    unused passive losses from the Partnership or other investments, or
     o    current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

     IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited
Partnership:

     o    should be deductible over a longer period of time or in a later year,
     o    are excessive and may not be capitalized or deducted in full,
     o    should be capitalized and not deducted, or
     o    may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

     o the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
     o    the adjusted basis of a Housing Complex used to compute depreciation,
     o    the correct deduction of fees,
     o the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated tax credits and losses of the Partnership would be reduced, perhaps substantially.

     Changes in tax law might reduce the value of Low Income Housing Tax Credits. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits. In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses. These tax losses generally were used to reduce an investor's income from all sources on a dollar-for-dollar basis. Investments in low income housing were made in reliance on the availability of such tax benefits. However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

     New administrative or judicial interpretations of the law might reduce the value of tax credits. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

     State income tax laws may adversely affect the Limited Partners. A Limited Partner may be required to file income tax returns and be subject to tax and withholding in each state or local taxing jurisdiction in which: a Housing Complex is located, the Partnership or a Local Limited Partnership engages in business activities, or the Limited Partner is a resident. Corporate Limited Partners may be required to pay state franchise taxes.

     The tax treatment of particular items under state or local income tax laws may vary materially from the Federal income tax treatment of such items. Nonetheless, many of the Federal income tax risks associated with an investment in the Partnership may also apply under state or local income tax law. The Partnership may be required to withhold state taxes from distributions or income allocations to Limited Partners in some instances.

(d)  Risks related to the Partnership and the Partnership Agreement

     The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

     Lack of liquidity of investment. It is unlikely that a public market will develop for the purchase and sale of Partnership Units. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

     The Limited Partners will not control the Partnership and must rely totally on the General Partner. The General Partner will make all management decisions for the Partnership. Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership. Limited Partners have no right or power to take part in Partnership management.

     Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

     o    remove the General Partner and elect a replacement general partner,
     o    amend the Partnership Agreement,
     o    terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

     Limitations on liability of the General Partner to the Partnership. The ability of Limited Partners to sue the General Partner and it affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and it affiliates to the Limited Partners. The General Partner and it affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and it affiliates than would be the case if such provisions were not included in the Partnership Agreement.

     Payment of fees to the General Partner and its affiliates reduces cash available for investment in Local Limited Partnerships. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a low income housing Housing Complex would have a greater amount available for investment than an investor investing in low income housing through the Partnership.

     Associates and its affiliates are serving as the general partners of many other partnerships. Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership. These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership's capital in Local Limited Partnerships.

     The interests of Limited Partners may conflict with the interests of the General Partner and it affiliates. The General Partner and it affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and it affiliates receive substantial compensation from the Partnership.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the eighteen Housing Complexes as of the dates or for the periods indicated:

                                                              As of March 31, 2006                       As of December 31, 2005
                                                  --------------------------------------------    ----------------------------------
                                                                                                        Estimated
                                                    Partnership's        Amount                         Aggregate         Mortgage
                                    General       Total Investment         of                           Low Income      Balances of
Local Limited                       Partner           in Local         Investment  Number of              Housing      Local Limited
Partnership Name     Location        Name        Limited Partnerships  Paid to Date  Units   Occupancy Tax Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden       Delhi,        Anthony Donovan       $ 391,000      $ 391,000       34       100%     $ 807,000      $  1,359,000
Apartment           California
Associates

Almond View         Stockton,     Daniel C. Logue       1,639,000      1,639,000       72       100%     3,523,000         1,718,000
Apartments,         California    and Cyrus Youssefi
Ltd.

Buccaneer           Fernandia     Clifford E. Olsen       365,000        365,000       48       100%       768,000         1,443,000
Associates,         Beach,
Limited             Florida

Candleridge         Perry,        Eric A. Sheldahl        126,000        126,000       24       100%       245,000           677,000
Apartments          Iowa
of Perry
L.P. II

Colonial            Roseville,    S.P. Thomas Company   2,811,000      2,811,000       56       100%     5,872,000         1,898,000
Village             Calfornia     of  Northern
Roseville                         California Inc.
                                  and Project Go,
                                  Inc.

Dallas County       Orrville,     Thomas H. Cooksey and   130,000        130,000       19        84%       287,000           601,000
Housing, Ltd.       Alabama       Apartment Developers,
                                  Inc.

La Paloma del       Deming,       Dean Greenwalt          254,000        254,000       38        95%       625,000         1,400,000
Sol Limited         New Mexico
Partnership

Memory Lane         Yankton,      Skogen - Peterson,      151,000        151,000       18        94%       295,000           666,000
Limited             South Dakota  Inc.
Partnership

                                                                As of March 31, 2006                    As of December 31, 2005
                                                  --------------------------------------------    ----------------------------------
                                                                                                        Estimated
                                                    Partnership's        Amount                         Aggregate         Mortgage
                                    General       Total Investment         of                           Low Income      Balances of
Local Limited                       Partner           in Local         Investment  Number of              Housing      Local Limited
Partnership Name     Location        Name        Limited Partnerships  Paid to Date  Units   Occupancy Tax Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Nueva Sierra        Richgrove,    Self-Help          1,688,000         1,688,000      35       100%      3,516,000      $ 1,623,000
Vista               California    Enterprises, Inc.
Associates                        and Nueva Sierra
                                  VistaCorporation

Old Fort            Hidalgo,      Alan Deke            249,000           249,000      40        93%        547,000        1,248,000
Limited             Texas         Noftsker and ABO
Partnership                       Corporation

Orosi               Orosi,        Douglas W. Young     461,000           461,000      42        93%        902,000        1,865,000
Apartments,         California
Ltd.

Parlier Garden      Parlier,      David J. Micheal     453,000           453,000      41       100%        917,000        1,673,000
Apts.               California    and Professional
                                  Apartment
                                  Management, Inc.

Rosewood            Superior,     Duffy Development    185,000           185,000      20        85%        375,000          428,000
Apartments          Wisconsin     Company,  Inc.
Limited
Partnership

Sun Manor,          Itta Bena,    Glenn D. Miller      230,000           230,000      36       100%        464,000        1,036,000
L.P.                Mississippi

Tahoe Pines         South Lake    David J. Michael,  1,633,000         1,633,000      28        96%      3,171,000        1,607,000
Apartments          Tahoe,        Bucky Fong, Dean
                    California    Pearson, Coy
                                  Elvis and Dr.
                                  Patricia Hatton

Venus Retirement    Venus, Texas  W. Joseph Chamy      161,000           161,000      24       100%        318,000          710,000
Village, Ltd.

Walnut - Pixley,    Orange,       Walnut - Pixley,   1,078,000         1,078,000      22        95%      2,309,000          927,000
L.P.                California    Inc.

Winters             Winters,      John P. Casper       531,000           531,000      38       100%      1,072,000        1,794,000
Investment          California                      ----------       -----------    ----       ----   ------------     -------------
Group
                                                   $12,536,000       $12,536,000     635        96%    $26,013,000     $ 22,673,000
                                                   ===========       ===========    ====       ====   ============     =============

(1) Represents aggregate total anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if the Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Substantially all of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships. Accordingly, the Partnership does not anticipate a significant amount of Low Income Housing Tax Credits being allocated to the Limited Partners in the future.

                                                                  46
                                                                --------------------------------------------------------------------
                                                                                 For the year ended December 31, 2005
                                                                --------------------------------------------------------------------
                                                                                                                     Low Income
                                                                                                                 Housing Tax Credits
                                                                                                                     Allocated to
                       Partnership Name                           Rental Income           Net Income (Loss)          Partnership
 -----------------------------------------------------------------------------------------------------------------------------------
 Almond Garden Apartment Associates                                    $ 190,000     $             (47,000)                      99%

 Almond View Apartments, Ltd.                                            245,000                  (238,000)                      99%

 Buccaneer Associates, Limited                                           245,000                   (33,000)                      99%

 Candleridge Apartments of Perry L.P. II                                 151,000                   (10,000)                      99%

 Colonial Village Roseville                                              541,000                   (12,000)                      99%

 Dallas County Housing, Ltd.                                              67,000                   (29,000)                      99%

 La Paloma del Sol Limited Partnership                                   182,000                    (3,000)                      99%

 Memory Lane Limited Partnership                                          79,000                   (13,000)                      99%

 Nueva Sierra Vista Associates                                           168,000                  (128,000)                      99%

 Old Fort Limited Partnership                                            203,000                   (31,000)                      99%

 Orosi Apartments, Ltd.                                                  232,000                   (10,000)                      99%

 Parlier Garden Apts.                                                    293,000                    16,000                       95%

 Rosewood Apartments Limited Partnership                                  89,000                    (5,000)                      99%

 Sun Manor, L.P.                                                         147,000                   (60,000)                      99%

 Tahoe Pines Apartments                                                  226,000                  (140,000)                      99%

 Venus Retirement Village, Ltd.                                           99,000                   (27,000)                      99%

 Walnut - Pixley, L.P.                                                   168,000                   (20,000)                      99%

 Winters Investment Group                                                278,000                    24,000                       99%
                                                              ------------------      --------------------
                                                                   $   3,603,000     $            (766,000)
                                                              ==================      ====================

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Unit and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2006, there were 882 Limited Partners and 19 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2006.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                                      March 31
                                                 -----------------------------------------------------------------------------------
                                                     2006              2005             2004              2003             2002
                                                 --------------    --------------   --------------    --------------   -------------
ASSETS
Cash                                           $       253,910   $       293,367  $       310,717   $       371,426  $       413,336
Investments in Local Limited
  Partnerships, net                                  1,891,029         2,173,564        3,525,413         5,572,016        6,455,167
                                                 --------------    --------------   --------------    --------------   -------------
     Total Assets                              $     2,144,939   $     2,466,931  $     3,836,130   $     5,943,442  $     6,868,503
                                                 ==============    ==============   ==============    ==============   =============
LIABILITIES
Accrued fees and expenses
  due to general partner and affiliates        $     1,539,639   $     1,413,074  $     1,256,656   $     1,126,324  $       994,710

PARTNERS' EQUITY                                       605,300         1,053,857        2,579,474         4,817,118        5,873,793
                                                 --------------    --------------   --------------    --------------   -------------
  Total Liabilities and Partners' Equity       $     2,144,939   $     2,466,931  $     3,836,130   $     5,943,442  $     6,868,503
                                                 ==============    ==============   ==============    ==============   =============

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                                          For the Years Ended
                                                                                               March 31
                                                  ----------------------------------------------------------------------------------
                                                       2006               2005               2004              2003           2002
                                                  ---------------     --------------      ------------     --------------   --------
Loss from operations (Note 1)                   $     (317,823)     $ (1,217,245)      $   (1,950,126)  $    (257,349)  $  (245,989)
Equity in losses of Local Limited Partnerships        (132,114)         (309,324)            (289,176)       (799,326)     (798,807)
Interest income                                          1,380               952                1,658               -             -
                                                  ---------------     --------------      ------------   -------------  ------------
Net loss                                        $     (448,557)     $ (1,525,617)      $   (2,237,644)  $  (1,056,675)  $(1,044,796)
                                                  ===============     ==============      ============   =============  ============
Net loss allocated to:
  General  Partner                              $       (4,486)     $    (15,256)      $      (22,376)  $     (10,567)  $   (10,448)
                                                  ===============     ==============      ============   =============   ===========
  Limited Partners                              $     (444,071)     $ (1,510,361)      $   (2,215,268)  $  (1,046,108)  $(1,034,348)
                                                  ===============     ==============      ============   =============   ===========
Net loss per Partnership Unit                   $       (24.67)     $     (83.90)      $      (123.07)  $      (58.12)  $    (57.46)
                                                  ===============     ==============      ============   ==============  ===========
Outstanding weighted Partnership Units          $       18,000      $     18,000       $       18,000          18,000        18,000
                                                  ===============     ==============      ============   ==============  ===========

Note 1 - Loss from operations for the years ended March 31, 2006, 2005, 2004, 2003 and 2002 includes a charge for impairment losses and write-off of acquisition cost and fees on investments in Local Limited Partnerships of $101,658, $972,589, $1,701,293, $0, and $0, respectively.

                                                                      For the Years Ended
                                                                           March 31
                                   ------------------------------------------------------------------------------------------
                                        2006               2005               2004              2003               2002
                                   ---------------     --------------     -------------     --------------     --------------
Net cash provided by
  (used in):
  Operating activities           $        (77,214)    $      (44,726)   $      (69,359)   $      (66,356)    $      (41,575)
  Investing activities                     37,757             27,376             8,650            24,446             17,048
                                   ---------------     --------------     -------------     --------------     --------------
Net decrease in cash                      (39,457)           (17,350)          (60,709)          (41,910)           (24,527)

Cash, beginning of  period                293,367            310,717           371,426           413,336            437,863
                                   ---------------     --------------     -------------     --------------     --------------
Cash, end of period              $        253,910     $      293,367    $      310,717    $      371,426     $      413,336
                                   ===============     ==============     =============     ==============     ==============

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                                      2005            2004            2003              2002            2001
                                 -------------    ------------     ------------     -------------    -----------
Federal                           $       21     $       83      $      111       $        113       $       113
State                                      -              -               -                  -                 -
                                 -------------    ------------     ------------     -------------    ------------
Total                             $       21     $       83      $      111       $        113   $           113
                                 =============    ============     ============     =============    =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual un-audited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liabilities and or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

Certain Risks and Uncertainties

See item 1A for a discussion of risks regarding the Partnership.

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period risks exist for potential recapture of prior Low Income Housing Tax Credits.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

Financial Condition

The Partnership's assets at March 31, 2006 consisted of $254,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $1,891,000. Liabilities at March 31, 2006 primarily consisted of $1,540,000 of accrued annual management fees and advances due to the General Partner. (See "Future Contractual Cash Obligations" below)

Results of Operations

Year  Ended  March  31,  2006   Compared  to  Year  Ended  March  31,  2005  The
Partnership's net loss for the year ended March 31, 2006 was $(449,000), reflecting a decrease of $1,077,000 from the net loss of $(1,526,000) experienced for the year ended March 31, 2005. The decrease in net loss is primarily due to a decrease in impairment loss of $871,000 from investments in Local Limited Partnerships for the year ended March 31, 2006 compared to the year ended March 31, 2005, an increase of $6,000 in reporting income, a decrease of $(4,000) in distribution income, a decrease of $32,000 in amortization, offset by an increase of $(5,000) in accounting fees, Additionally equity in losses of Local Limited Partnerships decreased by approximately $177,000. The decrease in equity in losses of Local Limited Partnerships is primarily due to not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached zero at March 31, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. The investments in such Local Limited Partnerships had reached zero at March 31, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004 The Partnership's net loss for the year ended March 31, 2005 was $(1,525,000), reflecting a decrease of $712,000 from the net loss of $(2,238,000) experienced for the year ended March 31, 2004. The decrease in net loss is primarily due to a decrease in impairment expense of $729,000 from investments in Local Limited Partnerships for the year ended March 31, 2005 compared to the year ended March 31, 2004, an increase of $5,000 in distribution income, a decrease of $(1,000) in reporting fees, a decrease of $(1,000) in interest income, a $5,000 decrease in amortization, offset by an increase of $(4,000) in accounting expense. Additionally equity in losses of Local Limited Partnerships increased by approximately $(20,000).

Liquidity and Capital Resources

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005. Net cash used during the year ended March 31, 2006 was $(39,000), reflecting a net change of $(22,000) compared to net cash used for the year ended March 31, 2005 of $(17,000). The change was due primarily to a decrease of $(32,000) in amortization, a $(30,000) decrease in accrued fees and expenses due to General Partner and affiliates, offset by a $10,000 increase in cash provided by distributions from Local Limited Partnerships.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004. Net cash used during the year ended March 31, 2005 was $(17,000), reflecting a net change of $44,000 compared to net cash used for the year ended March 31, 2004 of $(61,000). The change was due primarily to an increase of $19,000 in cash provided by distributions from Local Limited Partnerships, in addition to cash used in operations decreasing by $25,000. The decrease is largely due to change in accrued fees and expenses due to General Partner and affiliates increasing by approximately $26,000.

During the years ended March 31, 2006, 2005 and 2004, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $127,000, $156,000 and $130,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2006, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2006:

                                             2007          2008          2009          2010        2011       Thereafter     Total
                                         -----------   -----------   -----------   -----------   ---------   -----------    --------
Asset Management Fees (1)               $ 1,716,849  $    181,385  $   181,385  $      181,385  $ 181,385  $  7,074,015   $9,516,404
Capital Contributions Payable to Local
   Limited Partnerships                           -             -            -               -          -             -            -
                                         -----------   -----------   -----------   -----------   ---------   ------------ ----------
Total contractual cash obligations      $ 1,716,849  $    181,385  $   181,385  $      181,385  $ 181,385  $  7,074,015   $9,516,404
                                         ===========   ===========   ===========   ===========   =========   ============ ==========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partners as of March 31, 2006 have been included in the 2007 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.


Exit Strategy

See item 1B for information in this regard.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC California Housing Tax Credits III, L.P.

     We have audited the accompanying balance sheets of WNC California Housing Tax Credits III, L.P. (the Partnership) as of March 31, 2006 and 2005, and the related statements of operations, partners' equity (deficit) and cash flows for the periods ended March 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the periods ended March 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, based on our audits, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Reznick Group P.C.
----------------------

Bethesda, Maryland
October 16, 2007

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                                            March 31
                                                                                           -----------------------------------------
                                                                                                  2006                   2005
                                                                                           ------------------     ------------------
 ASSETS
 Cash and cash equivalents                                                                   $         253,910    $          293,367
 Investments in Local Limited Partnerships, net
   (Notes 2 and 3)                                                                                  1,891,029             2,173,564
                                                                                           ------------------     ------------------
          Total Assets                                                                      $       2,144,939    $        2,466,931
                                                                                           ==================     ==================
 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

 Liabilities:
    Accrued fees and expenses due to General Partner
       and affiliates (Note 3)                                                              $      1,539,639     $        1,413,074
                                                                                           -----------------     ------------------

 Partners' equity (deficit):
    General Partner                                                                                 (164,078)              (159,592)
    Limited Partners (30,000 Partnership Units authorized; 18,000 Partnership Units
       issued and outstanding at March 31, 2006 and 2005)                                            769,378              1,213,449
                                                                                           ------------------     ------------------

        Total partners' equity (deficit)                                                             605,300              1,053,857
                                                                                           ------------------     ------------------

              Total Liabilities and Partners' Equity (Deficit)                              $      2,144,939     $        2,466,931
                                                                                           ==================     ==================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Years Ended March 31, 2006, 2005 and 2004

                                                                                             For the Years Ended
                                                                                                  March 31
                                                                   -----------------------------------------------------------------
                                                                         2006                  2005                    2004
                                                                   ----------------     ----------------       ---------------------
Reporting fees                                                     $          9,241    $           3,600     $               4,947
Distribution income                                                             718                5,044                         -
Other income                                                                      -                    -                        20
                                                                   ----------------      ----------------       -------------------
   Total income                                                               9,959                8,644                     4,967
                                                                   ----------------      ----------------       -------------------
Operating expenses:
   Amortization (Notes 2 and 3)                                              11,006               42,560                    47,484
   Asset management fees (Note 3)                                           181,385              181,385                   181,385
   Impairment loss (Note 2)                                                 101,658              972,589                 1,701,293
   Accounting fees                                                           26,472               21,025                    17,126
   Other                                                                      7,261                8,330                     7,805
                                                                    ---------------      ---------------       -------------------
    Total operating expenses                                                327,782            1,225,889                 1,955,093
                                                                    ---------------      ---------------       -------------------
Loss from operations                                                       (317,823)          (1,217,245)               (1,950,126)

Equity in losses of Local Limited
  Partnerships (Note 2)                                                    (132,114)            (309,324)                 (289,176)

Interest income                                                               1,380                  952                      1,658
                                                                    ----------------      ---------------       -------------------
Net loss                                                           $       (448,557)   $      (1,525,617)    $          (2,237,644)
                                                                    ================      ===============       ===================
Net loss allocated to:
   General Partner                                                 $         (4,486)   $         (15,256)    $             (22,376)
                                                                    ================      ===============       ===================
   Limited Partners                                                $       (444,071)   $      (1,510,361)    $          (2,215,268)
                                                                    ================      ===============       ===================
Net loss per Partnership Unit                                      $         (24.67)   $          (83.90)    $             (123.07)
                                                                    ================      ===============       ===================
Outstanding weighted Partnership Units                                       18,000               18,000                    18,000
                                                                    ================      ===============       ===================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2006, 2005 and 2004

                                                                      General Partner       Limited Partners              Total
                                                                     -----------------      -----------------      -----------------
Partners' equity (deficit) at March 31, 2003                       $         (121,960)    $        4,939,078       $      4,817,118

Net loss                                                                      (22,376)            (2,215,268)            (2,237,644)
                                                                     -----------------      ------------------      ----------------
Partners' equity (deficit) at March 31, 2004                                 (144,336)             2,723,810              2,579,474

Net loss                                                                      (15,256)            (1,510,361)            (1,525,617)
                                                                     -----------------      ------------------      ----------------
Partners' equity (deficit) at March 31, 2005                                 (159,592)             1,213,449              1,053,857

Net loss                                                                       (4,486)              (444,071)              (448,557)
                                                                     -----------------      ------------------      ----------------
Partners' equity (deficit) at March 31, 2006                       $         (164,078)    $          769,378       $        605,300
                                                                     =================      ====================    ================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Years Ended March 31, 2006, 2005 and 2004

                                                                                                For the Years Ended
                                                                                                     March 31
                                                                         -----------------------------------------------------------
                                                                                2006                   2005                 2004
                                                                         -------------------     ------------------      -----------
Cash flows from operating activities:
   Net loss                                                             $        (448,557)    $       (1,525,617)    $   (2,237,644)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization                                                                  11,006                 42,560             47,484
     Equity in losses of Local Limited
       Partnerships                                                               132,114                309,324            289,176
     Impairment loss                                                              101,658                972,589          1,701,293
     Change in accrued fees and
       expenses due to General
       Partner and affiliates                                                     126,565                156,418            130,332
                                                                         -------------------  ------------------      --------------
Net cash used in                                                                  (77,214)               (44,726)           (69,359)
  operating activities                                                   -------------------  ------------------      --------------

Cash flows from investing activities:
   Distributions from Local Limited
     Partnerships                                                                  37,757                 27,376              8,650
                                                                         -------------------     ---------------      --------------
Net decrease in cash and cash equivalents                                         (39,457)              (17,350)            (60,709)

Cash and cash equivalent, beginning of year                                       293,367               310,717             371,426
                                                                         -------------------     ---------------      --------------

Cash and cash equivalent, end of year                                   $         253,910     $         293,367       $     310,717
                                                                         ===================     ===============      ==============
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                            $             800     $            800        $          800
                                                                         ===================     ===============      ==============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2006, 2005 and 2004

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

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes of the partners.

The Partnership Agreement authorized the sale of up to 30,000 units of Limited Partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in July 1994 at which time 17,990 Partnership Units, representing subscriptions in the amount of $17,990,000, had been accepted. During 1995, an additional 10 Partnership Units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The investors in the Partnership ("Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partners.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

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

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

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

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credits compliance period risks exist for potential recapture of prior Low Income Housing Tax Credits.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2008, if the Partnership were to experience a working capital deficiency.

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

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The IRS Compliance Period for Low Income Housing Tax Credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2006, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2006. As of March 31, 2006 none of the Housing Complexes had completed the 15 year compliance period.

On February 13, 2006 the Partnership filed a form 8-K explaining the liquidation process that is beginning as the low-income housing tax credit properties complete the 15 years compliance period.

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (see Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual un-audited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against credit recapture.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2006 and 2005, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

As of March 31, 2006 and 2005, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

Net Loss per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and or benefits for income taxes flows to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

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

Reclassifications
-----------------

Certain reclassifications have been made to the 2005 and 2004 financial statements to be consistent with the 2006 presentation.

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the year ended March 31, 2006, 2005 and 2004 was $11,006, $42,560 and $47,484, respectively. Estimated amoritization expense for each of the ensuing years through March 31, 2011 is $8,200.

Impairment
----------

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment's carrying amount to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2006, 2005 and 2004, impairment expense related to investments in Local Limited Partnerships was $0, $417,945 and $1,439,776, respectively.

When the value of the Partnership's investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are impaired. For the years ended March 31, 2006, 2005 and 2004, impairment expense related to acquisition fees and costs was $101,658, $554,644 and $261,517, respectively.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in 18 Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 635 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2006 and 2005 are approximately $27,000 and $487,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $101,658, $972,589, and $1,701,293, during the years ended March 31, 2006, 2005 and 2004, respectively.

At March 31, 2006 and 2005, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2006, 2005 and 2004 amounting to approximately $661,000, $316,000, and $630,000, respectively, have not been recognized. As of March 31, 2006, the aggregate share of net losses not recognized by the Partnership amounted to $2,435,000.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

                                                                                                    For the Years
                                                                                                    Ended March 31
                                                                                  --------------------------------------------------
                                                                                       2006              2005              2004
                                                                                  ----------------  ---------------  ---------------
Investments per balance sheet, beginning of period                              $        2,173,564   $   3,525,413    $   5,572,016
Distributions received from Local Limited Partnerships                                     (37,757)        (27,376)          (8,650)
Equity in losses of Local Limited Partnerships                                            (132,114)       (309,324)        (289,176)
Impairment  loss                                                                          (101,658)       (972,589)      (1,701,293)
Amortization of paid acquisition fees and costs                                            (11,006)        (42,560)         (47,484)
                                                                                  ----------------   --------------     ------------
Investments per balance sheet, end of period                                    $        1,891,029   $   2,173,564    $   3,525,413
                                                                                  ================   ==============     ============

                                                                                                    For the Years
                                                                                                    Ended March 31
                                                                                  --------------------------------------------------
                                                                                       2006             2005               2004
                                                                                  --------------    -------------     --------------
Investments in Local Limited Partnerships, net                                  $      1,746,236   $    1,916,105    $     2,670,751
Acquisition fees and costs, net of accumulated amortization of $1,669,226,
$1,556,562 and $959,357                                                                  144,793          257,457            854,662
                                                                                  --------------    -------------    ---------------
Investments per balance sheet, end of period                                    $      1,891,029  $     2,173,564    $     3,525,413
                                                                                  ==============    =============    ===============

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                                2005                    2004
                                                                                       --------------------      -------------------
  ASSETS
  Buildings and improvements, net of accumulated depreciation as of December 31,
  2005 and 2004 of $13,174,000 and $12,067,000, respectively.                      $          23,128,000     $          24,179,000
  Land                                                                                         2,233,000                 2,233,000
  Other assets                                                                                 2,929,000                 2,704,000
                                                                                       --------------------      -------------------
    Total Assets                                                                   $          28,290,000     $          29,116,000
                                                                                       ====================      ===================
LIABILITIES

Mortgage loans payable                                                             $          22,673,000     $          23,545,000
Due to related parties                                                                         1,287,000                   496,000
Other liabilities                                                                              1,937,000                 1,795,000
                                                                                        --------------------      ------------------
    Total Liabilities                                                                         25,897,000                25,836,000
                                                                                        --------------------      ------------------
PARTNERS' EQUITY

WNC California Housing Tax Credits III, L.P.                                                   1,864,000                 2,661,000
Other partners                                                                                   529,000                   619,000
                                                                                        --------------------      ------------------
    Total Partners' Equity                                                                     2,393,000                 3,280,000
                                                                                        --------------------      ------------------
       Total Liabilities and Partners' Equity                                      $          28,290,000     $          29,116,000
                                                                                        ====================      ==================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                     2005                      2004                       2003
                                                              --------------------      --------------------       -----------------
Revenues                                                     $           3,704,000     $          3,688,000      $        3,570,000
                                                              --------------------      --------------------       -----------------
Expenses:
   Operating expenses                                                    2,524,000                2,478,000               2,597,000
   Interest expense                                                        829,000                  868,000                 872,000
   Depreciation and amortization                                         1,117,000                1,120,000               1,110,000
                                                              --------------------      --------------------       -----------------
        Total expenses                                                   4,470,000                4,466,000               4,579,000
                                                              --------------------      --------------------       -----------------
Net loss                                                     $            (766,000)    $           (778,000)     $       (1,009,000)
                                                              ====================      ====================       =================
Net loss allocable to the Partnership                        $            (758,000)    $           (741,000)     $       (1,001,000)
                                                              ====================      ====================       =================
Net loss recorded by the Partnership                         $            (132,000)    $           (309,000)     $         (289,000)
                                                              ====================      ====================       =================

Certain Local Limited Partnerships have incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,475,207 and $1,368,674 as of March 31, 2006 and 2005, respectively. Impairment expense related to acquisition fees for the years ended March 31, 2006, 2005 and 2004 was $95,526, $554,644 and $233,539, respectively. These amounts are included in accumulated amortization at each of the respective year ends.

     Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $194,019 and $187,888 for the years ended March 31, 2006 and 2005, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2006, $6,132, $0, and $27,978 of the related expense was reflected as impairment loss during the years ended March 31, 2006, 2005 and 2004, respectively, to reduce the respective net acquisition cost component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004
NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

     An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages for the life of the Partnership. Management fees of $181,385, were incurred during the years ended March 31, 2006, 2005 and 2004, of which, approximately $53,000, $30,000, and $50,000 were paid during the years ended March 31, 2006, 2005 and 2004, respectively.

     The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $35,000, $24,000 and $24,000 during the years ended March 31, 2006, 2005 and 2004, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for the three year period ended March 31, 2006.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                                                       March 31
                                                                                       ------------------------------------------
                                                                                              2006                    2005
                                                                                       ------------------     -------------------
Expenses paid by the General Partner or its affiliate on behalf of
   the Partnership                                                                   $             4,175    $              5,870

Accrued asset management fees                                                                  1,535,464               1,407,204
                                                                                       ------------------     -------------------
                                                                                     $         1,539,639    $          1,413,074
                                                                                       ==================     ===================

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                                       June 30              September 30            December 31           March 31
                                                   -----------------     ------------------      -----------------      ------------
                    2006
                    ----
Income                                             $          6,000     $           12,000       $             -     $       (8,000)

Operating expenses                                          (62,000)               (62,000)             (152,000)           (52,000)

Loss from operations                                        (56,000)               (50,000)             (152,000)           (60,000)

Equity in losses of Local Limited
     Partnerships                                           (42,000)               (40,000)              (36,000)           (14,000)

Interest income                                                   -                      -                     -              1,000

Net loss                                                    (98,000)               (90,000)             (188,000)           (73,000)

Net Loss available to Limited Partners                      (97,000)               (89,000)             (186,000)           (72,000)

Net Loss per Partnership  Unit                                   (5)                    (5)                  (10)                (4)

                                                         June 30             September 30          December 31           March 31
                                                     ----------------      ----------------      ----------------      -------------
                    2005
                    ----
Income                                             $           5,000     $              -     $                -     $        4,000

Operating expenses                                           (60,000)             (63,000)               (71,000)        (1,032,000)

Loss from operations                                         (55,000)             (63,000)               (71,000)        (1,028,000)

Equity in losses of Local Limited
     Partnerships                                            (76,000)             (76,000)              (162,000)             5,000

Interest income                                                    -                    -                      -              1,000

Net loss                                                    (131,000)            (139,000)              (233,000)        (1,022,000)

Net Loss available to Limited Partners                      (130,000)            (138,000)              (230,000)        (1,012,000)

Net Loss per Partnership Unit                                     (7)                  (8)                   (13)               (56)

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2006, 2005 and 2004

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------

                                                         June 30             September 30         December 31            March 31
                                                     ----------------      ----------------      ----------------      -------------
                    2004
                    ----
Income                                             $            2,000     $           1,000     $           1,000     $       1,000

Operating expenses                                            (65,000)             (155,000)              (64,000)       (1,671,000)

Loss from operations                                          (63,000)             (154,000)              (63,000)       (1,670,000)

Equity in losses of Local Limited
     Partnerships                                            (140,000)             (134,000)             (126,000)          111,000

Interest income                                                     -                 1,000                     -             1,000

Net loss                                                     (203,000)             (287,000)             (189,000)       (1,558,000)

Net Loss available to Limited Partners                       (201,000)             (284,000)             (187,000)       (1,543,000)

Net Loss per Partnership Unit                                     (11)                  (16)                  (10)              (86)

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure
          --------------------
NONE

Item 9A. Controls and Procedures

(a) As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

(b) There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B. Other Information

NONE

PART III

Item 10. Directors and Executive Officers of the Registrant

      (a) Identification of Directors, (b) Identification of Executive Officers,
      --------------------------------------------------------------------------
      (c) Identification of Certain Significant Employees, (d) Family
      ----------------------------------------------------------------
       Relationships, and (e) Business Experience
      -------------------------------------------

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

Wilfred N. Cooper, Sr.         Chairman
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Michael J. Gaber               Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth        Vice President - Asset Management
Gregory S. Hand                Vice President - Acquisitions
Melanie R. Wenk                Vice President - Portfolio Management

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are a trust established by the Coopers.

Wilfred N. Cooper, Sr., age 76, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 44, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly
                                   ---------------------------     -------------
Report,  a  Steering  Member  of  the  Housing  Credit  Group  of  the  National
------
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historical Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay
Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 55, is an Executive Vice President, and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 41, is an Executive Vice President - Oversees the Originations, Acquisitions and Real Estate Development Department, and is a member of the Acquisition Committee of Associates and Vice President of WNC Management, Inc... Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester P. Garban, age 61, is Senior Vice President - Institutional Investments of Associates and registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 52, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, CPA, age 56, is Vice President - Asset Management of WNC & Associates, Inc. and oversees WNC's asset management group. Mr.
Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 43, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates. He is responsible for the oversight of property underwriting. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, CPA, age 39, is Vice President-Portfolio Management of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     Two Local Limited Partnerships invested in by other Associates-sponsored public limited partnerships were unable to meet their obligations as they became due, and each has filed a voluntary petition in bankruptcy. The local general partner of one of them is not affiliated with Associates. The original unaffiliated local general partner of the other was removed and replaced with a general partner wholly-owned by two of the executive officers of WNC identified above.

(g)  Promoters and Control Persons
     -----------------------------
     Inapplicable.

(h)  Audit Committee Financial Expert, and (i) Identification of the Audit
     ---------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership, the General Partner, nor Associates have an audit committee.

(j)  Changes to Nominating Procedures
     --------------------------------

     Inapplicable.

(k)  Compliance With Section 16(a) of the Exchange Act
     -------------------------------------------------

     None.

(l)  Code of Ethics
     --------------

     Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of WNC & Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 187.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $181,385, were incurred during each of the years ended March 31, 2006, 2005 and 2004. The Partnership paid the General Partner or its affiliates, approximately $53,000, $30,000, and $50,000 of those fees during the years ended March 31, 2006, 2005 and 2004, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the return on investment to the Limited Partners. Return on investment means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Tax Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2003, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $35,000, $24,000, and $24,000, during the years ended March 31, 2006, 2005 and 2004, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $4,000, $15,000, and $20,000 for the General Partner for the tax years ended December 31, 2005, 2004 and 2003, respectively. The General Partner is also entitled to receive a percentage of partnership gain and loss allocations,, and of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2006, 2005 and 2004.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
          ----------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

(a)      Securities Authorized for Issuance Under Equity Compensation Plans
         ------------------------------------------------------------------

         The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

(b)      Security Ownership of Certain Beneficial Owners
         -----------------------------------------------

         No person is known to own beneficially in excess of 5% of the outstanding Partnership Units.

(c)      Security Ownership of Management
         --------------------------------

         Neither the General Partner, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates, or its affiliates own directly or beneficially any Partnership Units.

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

Item 13.  Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership principal independent registered public accounting firm for the years ended March 31:

                                                            2006                      2005
                                                     --------------------      --------------------
Audit Fees                                         $              23,472     $              18,025
Audit-related Fees                                                     -                         -
Tax Fees                                                           3,000                     3,000
All Other Fees                                                         -                         -
                                                     --------------------      --------------------
TOTAL                                              $              26,472     $              21,025
                                                     ====================      ====================

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are pre-approved by the General Partner.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   List of financial statements included in Part II hereof:
         --------------------------------------------------------

         Balance Sheets as of March 31, 2006 and 2005
         Statements of Operations for the years ended March 31, 2006, 2005 and 2004
         Statements of Partners' Equity (Deficit) for the years ended March 31, 2006, 2005 and 2004
         Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004
         Notes to Financial Statements

(a)(2)   List of financial statement schedules included in Part IV hereof:
         -----------------------------------------------------------------

         Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)   Exhibits.
         ---------

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

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                                  --------------------------------------------    ----------------------------------
                                                                As of March 31, 2006                    As of December 31, 2005
                                                  --------------------------------------------    ----------------------------------
                                                         Amount   Mortgage Balances
                                  Total Investment        of         of Local                  Buildings                    Net
Local Limited                         in Local         Investment    Limited                      and        Accumulated    Book
Partnership Name     Location   Limited Partnerships  Paid to Date Partnerships        Land    equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden    Delhi,           $ 391,000          $ 391,000       $ 1,359,000      $93,000   $1,693,000    $ 759,000  $ 1,027,000
Apartment        California
Associates

Almond View      Stockton,        1,639,000          1,639,000         1,718,000      110,000    3,415,000    1,428,000    2,096,000
Apartments,      California
Ltd.

Buccaneer        Fernandia          365,000            365,000         1,443,000       60,000    2,158,000      676,000    1,542,000
Associates,      Beach,
Limited          Florida

Candleridge      Perry,             126,000            126,000           677,000       50,000      880,000      378,000      552,000
Apartments       Iowa
of Perry L.P.
II

Colonial Village Roseville,       2,811,000          2,811,000         1,898,000      315,000    5,043,000    2,085,000    3,273,000
Roseville        California

Dallas County    Orrville,          130,000            130,000           601,000       35,000      764,000      276,000      524,000
Housing, Ltd.    Alabama

La Paloma del    Deming,            254,000            254,000         1,400,000      101,000    1,756,000      559,000    1,297,000
Sol Limited      New Mexico
Partnership

Memory Lane      Yankton,           151,000            151,000           666,000       25,000      889,000      486,000      428,000
Limited          South
Partnership      Dakota

Nueva Sierra     Richgrove,       1,688,000          1,688,000         1,623,000      115,000    3,137,000      850,000    2,402,000
Vista            California
Associates

Old Fort Highway Hidalgo,           249,000            249,000         1,248,000       77,000    1,661,000      543,000    1,195,000
Limited          Texas
Partnership

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                   --------------------------------------------    -------------------------------------------------
                                                 As of March 31, 2006                             As of December 31, 2005
                                   --------------------------------------------    -------------------------------------------------
                                                         Amount   Mortgage Balances
                                  Total Investment        of         of Local                  Buildings                    Net
Local Limited                         in Local         Investment    Limited                      and        Accumulated    Book
Partnership Name     Location   Limited Partnerships  Paid to Date Partnerships       Land    equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments,   Orosi,           461,000            461,000      1,865,000      100,000     2,391,000        572,000   1,919,000
Ltd.                California

Parlier Garden      Parlier,         453,000            453,000      1,673,000      138,000     2,070,000        637,000   1,571,000
Apts.               California

Rosewood            Superior,        185,000            185,000        428,000            -       767,000        234,000     534,000
Apartments          Wisconsin
Limited
Partnership

Sun Manor, L.P.     Itta Bena,       230,000            230,000      1,036,000       40,000     1,319,000        559,000     800,000
                    Mississippi

Tahoe Pines         South Lake     1,633,000          1,633,000      1,607,000       87,000     3,236,000      1,356,000   1,967,000
Apartments          Tahoe,
                    California

Venus Retirement    Venus,           161,000            161,000        710,000       32,000       618,000        381,000     269,000
Village, Ltd.       Texas

Walnut - Pixley,    Orange,        1,078,000          1,078,000        927,000      690,000     2,078,000        798,000   1,970,000
L.P.                California

Winters             Winters,         531,000            531,000      1,794,000      165,000     2,427,000        597,000   1,995,000
Investment          California  ------------       ------------   ------------   ----------   -----------   ------------ -----------
Group
                                $ 12,536,000       $ 12,536,000   $ 22,673,000   $2,233,000   $36,302,000   $ 13,174,000 $25,361,000
                                ============       ============   ============   ==========   ===========   ============ ===========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                              --------------------------------------------------------------------------------------
                                                                        For the year ended December 31, 2005
                                              --------------------------------------------------------------------------------------
                                                                                 Year                                  Estimated
Local Limited                                            Net Income            Investment                              Useful Life
Partnership Name             Rental Income                 (Loss)               Acquired            Status               (Years)
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden Apartment Associates        $ 190,000        $ (47,000)                1994          Completed             27.5

Almond View Apartments, Ltd.                245,000         (238,000)                1994          Completed             27.5

Buccaneer Associates, Limited               245,000          (33,000)                1994          Completed               40

Candleridge Apartments of Perry L.P. II     151,000          (10,000)                1994          Completed             27.5

Colonial Village Roseville                  541,000          (12,000)                1993          Completed             27.5

Dallas County Housing, Ltd.                  67,000          (29,000)                1993          Completed               40

La Paloma del Sol Limited Partnership       182,000           (3,000)                1993          Completed               40

Memory Lane Limited Partnership              79,000          (13,000)                1994          Completed               25

Nueva Sierra Vista Associates               168,000         (128,000)                1994          Completed               40

Old Fort Limited Partnership                203,000          (31,000)                1993          Completed               40

Orosi Apartments, Ltd.                      232,000          (10,000)                1993          Completed               50

Parlier Garden Apts.                        293,000           16,000                 1994          Completed               40

Rosewood Apartments Limited Partnership      89,000           (5,000)                1994          Completed               40

Sun Manor, L.P.                             147,000          (60,000)                1993          Completed             27.5

Tahoe Pines Apartments                      226,000         (140,000)                1994          Completed             27.5

Venus Retirement Village, Ltd.               99,000          (27,000)                1993          Completed               25

Walnut - Pixley, L.P.                       168,000          (20,000)                1993          Completed               40

Winters Investment Group                    278,000           24,000                 1994          Completed               50
                                        -----------        ----------
                                        $ 3,603,000        $(766,000)
                                        ===========        ==========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                   --------------------------------------------    -------------------------------------------------
                                                 As of March 31, 2005                             As of December 31, 2004
                                   --------------------------------------------    -------------------------------------------------
                                                         Amount   Mortgage Balances
                                  Total Investment        of         of Local                  Buildings                    Net
Local Limited                         in Local         Investment    Limited                     and        Accumulated     Book
Partnership Name     Location   Limited Partnerships  Paid to Date Partnerships       Land    equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden       Delhi,          $ 391,000         $ 391,000    $ 1,365,000      $ 93,000   $ 1,686,000   $ 695,000   $ 1,084,000
Apartment           California
Associates

Almond View         Stockton,       1,639,000         1,639,000      1,729,000       110,000     3,414,000   1,307,000     2,217,000
Apartments, Ltd.    California

Buccaneer           Fernandia Beach,  365,000           365,000      1,450,000        60,000     2,158,000     622,000     1,596,000
Associates,         Florida
Limited

Candleridge         Perry, Iowa       126,000           126,000        682,000        50,000       874,000     344,000       580,000
Apartments of
Perry L.P. II

Colonial Village    Roseville,      2,811,000         2,811,000      1,940,000       315,000     5,039,000   1,906,000     3,448,000
Roseville           California

Dallas County       Orrville,         130,000           130,000        604,000        35,000       764,000     252,000       547,000
Housing, Ltd.       Alabama

La Paloma del       Deming,           254,000           254,000      1,407,000       101,000     1,726,000     511,000     1,316,000
Sol Limited         New Mexico
Partnership

Memory Lane         Yankton,          151,000           151,000        670,000        25,000       888,000     457,000       456,000
Limited             South
Partnership         Dakota

Nueva Sierra        Richgrove,      1,688,000         1,688,000      1,624,000       115,000     3,137,000     771,000     2,481,000
Vista               California
Associates

Old Fort            Hidalgo, Texas    249,000           249,000      1,254,000        77,000     1,647,000     496,000     1,228,000
Highway
Limited
Partnership

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                   --------------------------------------------    -------------------------------------------------
                                                 As of March 31, 2005                             As of December 31, 2004
                                   --------------------------------------------    -------------------------------------------------
                                                         Amount   Mortgage Balances
                                  Total Investment        of         of Local                 Buildings                     Net
Local Limited                         in Local         Investment    Limited                     and        Accumulated     Book
Partnership Name     Location   Limited Partnerships  Paid to Date Partnerships       Land    equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments, Ltd. Orosi,         461,000          461,000      1,883,000       100,000    2,385,000      516,000      1,969,000
                       California

Parlier Garden Apts.   Parlier,       453,000          453,000      1,680,000       138,000    2,070,000      584,000      1,624,000
                       California

Rosewood Apartments    Superior,      185,000          185,000        443,000             -      767,000      215,000        552,000
Limited Partnership    Wisconsin

Sun Manor, L.P.        Itta Bena,     230,000          230,000      1,040,000        40,000    1,312,000      510,000        842,000
                       Mississippi

Tahoe Pines            South Lake   1,633,000        1,633,000      1,624,000        87,000    3,236,000    1,240,000      2,083,000
Apartments             Tahoe,
                       California

Venus Retirement       Venus,         161,000          161,000        713,000        32,000      618,000      350,000        300,000
Village, Ltd.          Texas

Walnut - Pixley,       Orange,      1,078,000        1,078,000      1,635,000       690,000    2,078,000      742,000      2,026,000
L.P.                   California

Winters                Winters,       531,000          531,000      1,802,000       165,000    2,427,000      549,000      2,043,000
Investment             California  ----------     ------------  -------------   -----------  ----------- ------------   ------------
Group
                                 $ 12,536,000     $ 12,536,000  $  23,545,000   $ 2,233,000  $36,226,000 $ 12,067,000   $ 26,392,000
                                 ============     ============  =============   ===========  =========== ============   ============

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                              --------------------------------------------------------------------------------------
                                                                        For the year ended December 31, 2004
                                              --------------------------------------------------------------------------------------
                                                                                 Year                                  Estimated
Local Limited                                            Net Income            Investment                              Useful Life
Partnership Name                         Rental Income     (Loss)               Acquired            Status               (Years)
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden Apartment Associates        $ 219,000        $ (39,000)                1994          Completed             27.5

Almond View Apartments, Ltd.                240,000         (228,000)                1994          Completed             27.5

Buccaneer Associates, Limited               241,000          (40,000)                1994          Completed               40

Candleridge Apartments of Perry L.P. II     148,000          (15,000)                1994          Completed             27.5

Colonial Village Roseville                  545,000            1,000                 1993          Completed             27.5

Dallas County Housing, Ltd.                  76,000          (22,000)                1993          Completed               40

La Paloma del Sol Limited Partnership       182,000           (5,000)                1993          Completed               40

Memory Lane Limited Partnership              80,000          (22,000)                1994          Completed               25

Nueva Sierra Vista Associates               159,000         (161,000)                1994          Completed               40

Old Fort Limited Partnership                195,000          (29,000)                1993          Completed               40

Orosi Apartments, Ltd.                      234,000          (12,000)                1993          Completed               50

Parlier Garden Apts.                        303,000           27,000                 1994          Completed               40

Rosewood Apartments Limited Partnership      91,000           (7,000)                1994          Completed               40

Sun Manor, L.P.                             150,000          (31,000)                1993          Completed             27.5

Tahoe Pines Apartments                      202,000         (138,000)                1994          Completed             27.5

Venus Retirement Village, Ltd.               95,000          (30,000)                1993          Completed               25

Walnut - Pixley, L.P.                       167,000          (35,000)                1993          Completed               40

Winters Investment Group                    279,000            8,000                 1994          Completed               50
                                        -----------        ----------
                                        $ 3,606,000        $(778,000)
                                        ===========        ==========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                   --------------------------------------------    -------------------------------------------------
                                                 As of March 31, 2004                             As of December 31, 2003
                                   --------------------------------------------    -------------------------------------------------
                                                         Amount   Mortgage Balances
                                  Total Investment        of         of Local                 Buildings                     Net
Local Limited                         in Local         Investment    Limited                     and        Accumulated     Book
Partnership Name     Location   Limited Partnerships  Paid to Date Partnerships       Land    equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden    Delhi, California     $ 391,000       $ 391,000   $ 1,371,000   $   93,000   $ 1,680,000     $ 631,000  $ 1,142,000
Apartment
Associates

Almond View      Stockton, California  1,639,000       1,639,000     1,738,000      110,000     3,414,000     1,183,000    2,341,000
Apartments,
Ltd.

Buccaneer        Fernandia Beach,        365,000         365,000     1,456,000       60,000     2,158,000       568,000    1,650,000
Associates,      Florida
Limited

Candleridge      Perry, Iowa             126,000         126,000       687,000       50,000       866,000       306,000      610,000
Apartments
of Perry L.P.
II

Colonial Village  Roseville,           2,811,000       2,811,000     1,977,000      315,000     4,987,000     1,728,000    3,574,000
Roseville         California

Dallas County     Orrville, Alabama      130,000         130,000       607,000       35,000       761,000       229,000      567,000
Housing, Ltd.

La Paloma del     Deming, New Mexico     254,000         254,000     1,413,000      101,000     1,738,000       463,000    1,376,000
Sol Limited
Partnership

Memory Lane       Yankton, South         151,000         151,000       673,000       25,000       849,000       429,000      445,000
Limited           Dakota
Partnership

Nueva Sierra      Richgrove,            1,688,000      1,688,000     1,623,000      115,000     3,183,000       691,000    2,562,000
Vista Associates  California

Old Fort Highway  Hidalgo, Texas          249,000        249,000     1,260,000       77,000     1,640,000       449,000    1,268,000
Limited
Partnership

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                   --------------------------------------------    -------------------------------------------------
                                                 As of March 31, 2004                             As of December 31, 2003
                                   --------------------------------------------    -------------------------------------------------
                                                         Amount   Mortgage Balances
                                  Total Investment        of         of Local                 Buildings                     Net
Local Limited                         in Local         Investment    Limited                     and        Accumulated     Book
Partnership Name     Location   Limited Partnerships  Paid to Date Partnerships       Land    equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments,     Orosi, California      461,000     461,000    1,900,000       100,000    2,361,000       464,000     1,997,000
Ltd.

Parlier Garden        Parlier, California    453,000     453,000    1,687,000       138,000    2,069,000       530,000     1,677,000
Apts.

Rosewood Apartments   Superior, Wisconsin    185,000     185,000      456,000             -      768,000       196,000       572,000
Limited Partnership

Sun Manor, L.P.       Itta Bena,             230,000     230,000    1,044,000        40,000    1,309,000       460,000       889,000
                      Mississippi

Tahoe Pines           South Lake Tahoe,    1,633,000   1,633,000    1,640,000        87,000    3,214,000     1,125,000     2,176,000
Apartments            California

Venus Retirement      Venus, Texas           161,000     161,000      716,000        32,000      618,000       319,000       331,000
Village, Ltd.

Walnut - Pixley,      Orange, California   1,078,000   1,078,000    1,656,000       690,000    2,078,000       687,000     2,081,000
L.P.

Winters Investment    Winters, California    531,000     531,000    1,810,000       165,000    2,427,000       501,000     2,091,000
Group                                  -------------  ----------  -----------    ----------  -----------   -----------   -----------
                                       $  12,536,000 $12,536,000  $23,714,000    $2,233,000  $36,075,000   $10,959,000   $27,349,000
                                       =============  ==========  ===========    ==========  ===========   ===========   ===========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                              --------------------------------------------------------------------------------------
                                                                        For the year ended December 31, 2003
                                              --------------------------------------------------------------------------------------
                                                                                 Year                                  Estimated
Local Limited                                            Net Income            Investment                              Useful Life
Partnership Name                         Rental Income     (Loss)               Acquired            Status               (Years)
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden Apartment Associates        $   219,000        $  (1,000)             1994          Completed               27.5

Almond View Apartments, Ltd.                  244,000         (221,000)             1994          Completed               27.5

Buccaneer Associates, Limited                 235,000          (40,000)             1994          Completed                 40

Candleridge Apartments of Perry L.P. II       150,000          (15,000)             1994          Completed               27.5

Colonial Village Roseville                    529,000                -              1993          Completed               27.5

Dallas County Housing, Ltd.                    77,000          (17,000)             1993          Completed                 40

La Paloma del Sol Limited Partnership         163,000          (25,000)             1993          Completed                 40

Memory Lane Limited Partnership                80,000          (12,000)             1994          Completed                 25

Nueva Sierra Vista Associates                 153,000         (129,000)             1994          Completed                 40

Old Fort Limited Partnership                  178,000          (27,000)             1993          Completed                 40

Orosi Apartments, Ltd.                        217,000          (37,000)             1993          Completed                 50

Parlier Garden Apts.                          302,000           49,000              1994          Completed                 40

Rosewood Apartments Limited Partnership        86,000           (9,000)             1994          Completed                 40

Sun Manor, L.P.                               151,000          (42,000)             1993          Completed               27.5

Tahoe Pines Apartments                        201,000         (112,000)             1994          Completed               27.5

Venus Retirement Village, Ltd.                 90,000         (304,000)             1993          Completed                 25

Walnut - Pixley, L.P.                         166,000          (22,000)             1993          Completed                 40

Winters Investment Group                      253,000          (45,000)             1994          Completed                 50
                                         ------------      -----------
                                         $  3,494,000      $(1,009,000)
                                         ============      ============

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

Date:  October 26, 2007


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:  /s/ Wilfred N. Cooper, Jr.
     --------------------------
     Wilfred N. Cooper, Jr.,
     Chief Executive Officer, President and Director of WNC & Associates, Inc. (Chief executive officer)

Date:  October 26, 2007





By: /s/ Thomas J. Riha
    -------------------
    Thomas J. Riha,
    Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (Chief financial officer and Chief accounting officer)

Date:  October 26, 2007





By: /s/ Wilfred N. Cooper, Sr.
    --------------------------
    Wilfred N. Cooper, Sr.,
    Chairman of the Board of WNC & Associates, Inc.

Date:  October 26, 2007




By:  /s/ Kay L. Cooper
     -----------------
     Kay L. Cooper,
     Director of WNC & Associates, Inc.

Date:  October 26, 2007