Form 10-Q
period 2006-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2007-10-29
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

|_| TRANSITION   REPORT  PURSUANT  TO  SECTION 13 OR 15 (d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from            to
                                           ------------  ------------

                         Commission file number: 0-23908


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.


                 California                        33-0531301
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

Yes            No      X
   ------------  -------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes            No       X
   ------------  -------------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                       ----                  ----
Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No   X
                                    -----  ------

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

        Balance Sheets
                As of June 30, 2006 and March 31, 2006.........................4

        Statements of Operations
                For the Three Months Ended June 30, 2006 and 2005..............5

        Statement of Partners' Equity (Deficit)
                For the Three Months Ended June 30, 2006.......................6

        Statements of Cash Flows
                For the Three Months Ended June 30, 2006 and 2005..............7

        Notes to Financial Statements..........................................8

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................15

        Item 3. Quantitative and Qualitative Disclosures about Market Risks...16

        Item 4. Controls and Procedures.......................................16

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings............................................17

        Item 2.  Unregistered Sales of Equity Securities and Use of Proceed...17

        Item 3.  Defaults Upon Senior Securities..............................17

        Item 4.  Submission of Matters to a Vote of Security Holders..........17

        Item 5.  Other Information............................................17

        Item 6.  Exhibits.....................................................17

        Signatures ...........................................................18

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                                         June 30, 2006                March 31, 2006
                                                                                     --------------------           ----------------
ASSETS
Cash and cash equivalents                                                          $              248,530         $         253,910
Investments in Local Limited Partnerships, net (Note 2)                                         1,881,340                 1,891,029
                                                                                     --------------------           ----------------
     Total Assets                                                                  $            2,129,870         $       2,144,939
                                                                                     ====================           ================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                          $            1,575,306         $       1,539,639

Partners' equity (deficit):
  General Partner                                                                                (164,585)                 (164,078)
  Limited Partners (30,000 Partnership Units
     authorized; 18,000 Partnership Units issued and
     outstanding)                                                                                 719,149                   769,378
                                                                                     --------------------           ----------------
     Total Partners' Equity (Deficit)                                                             554,564                   605,300
                                                                                     --------------------           ----------------
       Total Liabilities and Partners' Equity (Deficit)                            $            2,129,870         $       2,144,939
                                                                                     ====================           ================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                                   2006                              2005
                                                                               Three Months                      Three Months
                                                                        --------------------------        --------------------------
Distribution income                                                   $                    1,884         $                        -
Reporting fee income                                                                       3,069                              5,366
                                                                        --------------------------        --------------------------
    Total operating income                                                                 4,953                              5,366
                                                                        --------------------------        --------------------------
Operating expenses:
  Amortization (Note 2)                                                                    2,129                              3,435
  Asset management fees (Note 3)                                                          45,346                             45,346
  Legal and accounting                                                                       234                              1,000
  Other                                                                                      712                              2,279
                                                                        --------------------------        --------------------------
   Total operating expenses                                                               48,421                             52,060
                                                                        --------------------------        --------------------------
Loss from operations                                                                     (43,468)                           (46,694)

Equity in losses of
 Local Limited Partnerships (Note 2)                                                      (7,560)                           (51,373)

Interest income                                                                              292                                369
                                                                        --------------------------        --------------------------
Net loss                                                              $                  (50,736)         $                 (97,698)
                                                                        ==========================        ==========================
Net loss allocated to:
  General Partner                                                     $                     (507)         $                    (977)
                                                                        ==========================        ==========================
  Limited Partners                                                    $                  (50,229)         $                 (96,721)
                                                                        ==========================        ==========================
Net loss per Partnership Unit                                         $                       (3)         $                      (5)
                                                                        ==========================        ==========================
Outstanding weighted Partnership Units                                                    18,000                             18,000
                                                                        ==========================        ==========================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2006
                                   (Unaudited)

                                                                                 General           Limited
                                                                                 Partner           Partners              Total
                                                                          ------------------   -----------------    ----------------
Partners' equity (deficit) at March 31, 2006                            $         (164,078)     $       769,378   $         605,300

Net loss                                                                              (507)             (50,229)            (50,736)
                                                                          ------------------   ------------------   ----------------
Partners' equity (deficit) at June 30, 2006
                                                                        $         (164,585)     $       719,149   $         554,564
                                                                          ==================   ==================   ================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                                                       2006               2005
                                                                                                -----------------   ----------------
Cash flows from operating activities:
  Net loss                                                                                    $          (50,736)  $        (97,698)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                                                        2,129              3,435
       Equity in losses of Local Limited Partnerships                                                      7,560             51,373
        Change in accrued fees and expenses due to
               General Partner and affiliates                                                             35,667             21,506
                                                                                                -----------------   ----------------
Net cash used in operating activities                                                                     (5,380)           (21,384)
                                                                                                -----------------   ----------------
Cash flows from investing activities:
    Distributions received from Local Limited Partnerships                                                     -             23,465
                                                                                                -----------------   ----------------
Net increase (decrease) in cash                                                                           (5,380)             2,081

Cash and cash equivalents, beginning of period                                                           253,910            293,367
                                                                                                -----------------   ----------------
Cash and cash equivalents, end of period                                                      $          248,530   $        295,448
                                                                                                =================   ================
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                                                  $                -   $            800
                                                                                                ================    ================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2006
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

Organization
------------

WNC California Housing Tax Credits III, L.P. a California Limited Partnership (the "Partnership"), was formed on October 5, 1992 under the laws of the state of California and began operations on July 19, 1993. The Partnership was formed to invest primarily in other limited partnership ("Local Limited Partnerships") which own multi-family housing complexes (the "Housing Complex") that are eligible for Federal Low Income Housing Tax Credits ("Low Income Housing Tax Credits").

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of the General Partner. The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner and the Partnership have no employees of their own.

The Partnership shall continue to be in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

The Partnership Agreement authorized the sale of up to 30,000 units of Limited Partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in July 1994 at which time 17,990 Partnership Units, representing subscriptions in the amount of $17,990,000 had been accepted. During 1995, an additional $10,000 was collected on subscriptions accepted for 10 additional Partnership Units and previously deemed uncollectible. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The Limited Partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2006
                                   (Unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2006
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

The  Partnership   currently  has  insufficient  working  capital  to  fund  its operations. Associates has agreed to continue providing advices sufficient enough to fund the operations and the Partnership through September 30, 2008.

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

Exit Strategy
-------------

The IRS compliance period for Low Income Housing Tax Credits Housing Complexes is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing to review the Housing Complexes, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The review will consider many factors including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complex, and the tax consequences to the Limited Partners from the sale of the Housing Complex.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed at any time by the General Partner in its discretion. As of June 30, 2006, no Housing Complexes have been selected for disposition.While liquidation of the Housing Complexes that have met their compliance period continue to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2006.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2006
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------

the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Equity in losses of limited partnerships for the periods ended June 30, 2006 and 2005 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local General Partners and their guarantees against credit recapture.

Distributions received by Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2006 and March 31, 2006, the Partnership had no cash equivalents.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2006
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liability and/or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Concentration of Credit Risk
----------------------------

At June 30, 2006, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Reclassifications
-----------------

Certain   reclassifications  have  been  made  to  the  prior  period  financial statements to be consistent with the current period presentation.

Amoritization
-------------

Acquisition fees and costs are being amortized over 30 years using the straight-lined method. Amoritization expense for the three months ended
June 30, 2006 and 2005 was $2,129 and $3,435, respectively.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2006
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                                          For the Three               For the Year
                                                                                           Months Ended             Ended  March 31,
                                                                                          June 30, 2006                   2006
                                                                                      ----------------------        ----------------
  Investments per balance sheet, beginning of period                                  $            1,891,029       $      2,173,564
  Equity in losses of Local Limited Partnerships                                                      (7,560)              (132,114)
  Distributions received from Local Limited Partnerships                                                   -                (37,757)
  Impairment loss                                                                                          -               (101,658)
  Amortization of capitalized acquisition fees and costs                                              (2,129)               (11,006)
                                                                                      -----------------------       ----------------
  Investments per balance sheet, end of period                                        $             1,881,340      $      1,891,029
                                                                                      =======================       ================

                                                                                        For the Three                For the Year
                                                                                         Months Ended               Ended March 31,
                                                                                         June 30, 2006                   2006
                                                                                      -----------------------    -------------------
Investments in Local Limited Partnerships, net                                        $             1,738,676   $          1,746,236
Acquisition fees and costs, net of accumulated
amortization of $1,671,355 and $1,669,226
                                                                                                      142,664                144,793
                                                                                      -----------------------    -------------------
Investments per balance sheet, end of period                                          $             1,881,340   $          1,891,029
                                                                                      =======================    ===================

Selected financial information for the three months ended June 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                    2006                              2005
                                                                        -----------------------------      -------------------------
  Revenue                                                             $                     960,000      $                  922,000
                                                                        -----------------------------      -------------------------
  Expenses:
     Operating expenses                                                                     682,000                         619,000
     Interest expense                                                                       196,000                         217,000
     Depreciation and amortization                                                          280,000                         280,000
                                                                        -----------------------------      -------------------------
  Total expenses                                                                          1,158,000                       1,116,000
                                                                        -----------------------------      -------------------------
  Net loss                                                            $                    (198,000)                       (194,000)
                                                                        =============================      =========================
  Net loss allocable to the Partnership                               $                    (167,000)     $                 (183,000)
                                                                        =============================      =========================
  Net loss recorded by the Partnership                                $                      (8,000)     $                  (51,000)
                                                                        =============================      =========================

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2006
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,477,336 and $1,475,207 as of June 30, 2006 and March 31, 2006, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $194,019 as of June 30, 2006 and March 31, 2006.

(c) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $45,346 were incurred during each of the three months ended June 30, 2006 and 2005. The Partnership paid the General Partner or its affiliates $10,625 and $21,250 of those fees during the three months ended June 30, 2006 and 2005, respectively.

(d) Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned during the periods presented.


(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are $0 and $5,870 during the three months ended June 30, 2006 and 2005, respectively.


The accrued fees and expenses due to General Partner and/or its affiliates consist of the following:

                                                                                         June 30, 2006             March 31, 2006
                                                                                      -------------------      --------------------
Reimbursement for expenses paid by the General
  Partner and/or its affiliate                                                     $              5,122      $                 4,175
Accrued asset management fees                                                                 1,570,184                    1,535,464
                                                                                      -------------------        -------------------
                                                                                   $          1,575,306      $             1,539,639
                                                                                      ===================       ====================

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2006 and 2005, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2006 consisted primarily of $249,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $1,881,000. Liabilities at June 30, 2006 primarily consisted of $1,575,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. The Partnership's net loss for the three months ended June 30, 2006 was $(51,000), reflecting a decrease of $47,000 from the $(98,000) net loss for the three months ended June 30, 2005. The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $44,000 to $(7,000) for the three months ended June 30, 2006 from $(51,000) for the three months ended June 30, 2005. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2006. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, the loss from operations decreased by approximately $3,000 to $(43,000) for the three months ended June 30, 2006 from $(46,000) for the three months ended June 30, 2005, which was contributed by a $1,000 decrease in amortization along with a $1,000 decrease in accounting and legal fees, and $2,000 decrease in other operating expenses, offsetting by a $(1,000) decrease in distribution income and reporting fees for the three months ended June 30, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. Net cash used during the three months ended June 30, 2006 was $(5,000) compared to net cash provided in the three months ended June 30, 2005 of $2,000. The $(7,000) net cash decrease was primarily due to a decrease of $(23,000) in cash flows provided by investing activities, offset by a decrease of $16,000 in net cash used by operating activities which were primarily due to a decrease of $11,000 in asset management fees payable, a decrease of $4,000 in accrued fees and expense due to the General Partner and affiliates.

During the three months ended June 30, 2006, accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $14,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

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

Date:  October 26, 2007




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha,
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  October 26, 2007