Form 10-Q
period 2006-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2007-10-29
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR   15   (d) OF  THE   SECURITIES
     EXCHANGE ACT OF 1934

             For the transition period from              to
                                           --------------  ---------------

                         Commission file number: 0-23908


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.


                 California                         33-0531301
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

Yes             No       X
   -------------  --------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes             No       X
   -------------  ----------------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer     Non-accelerated filer   X
                       -----                  -----                      -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No   X
   -----  ------

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2006

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

       Balance Sheets
               As of September 30, 2006 and March 31, 2006.....................4

       Statements of Operations
               For the Three and Six Months Ended September 30, 2006 and 2005..5

       Statement of Partners' Equity (Deficit)
               For the Six Months Ended September 30, 2006.....................6

       Statements of Cash Flows
               For the Six Months Ended September 30, 2006 and 2005............7

       Notes to Financial Statements...........................................8

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................15

       Item 3. Quantitative and Qualitative Disclosures about Market Risks....16

       Item 4. Controls and Procedures........................................16

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings..............................................17

       Item 2.  Unregistered Sales of Equity in Securities and Use of Proceed.17

       Item 3.  Defaults Upon Senior Securities...............................17

       Item 4.  Submission of Matters to a Vote of Security Holders...........17

       Item 5.  Other Information.............................................17

       Item 6.  Exhibits......................................................17

       Signatures ............................................................18

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                                   September 30, 2006               March 31, 2006
                                                                                 -----------------------           ----------------
ASSETS
Cash and cash equivalents                                                        $               267,726          $         253,910
Investments in Local Limited Partnerships, net (Note 2)                                        1,839,610                  1,891,029
                                                                                 ------------------------          -----------------
       Total Assets                                                              $             2,107,336          $       2,144,939
                                                                                 ========================          =================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                        $             1,621,638          $       1,539,639

Partners' equity (deficit):
  General Partner                                                                               (165,274)                  (164,078)
  Limited Partners (30,000 Partnership Units
     authorized; 18,000 Partnership Units issued and
     outstanding)                                                                                650,972                    769,378
                                                                                 ------------------------          -----------------
     Total Partners' Equity (Deficit)                                                            485,698                    605,300
                                                                                 ------------------------          -----------------
        Total Liabilities and Partners' Equity (Deficit)                         $             2,107,336          $       2,144,939
                                                                                 ========================          =================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                       2006                                     2005
                                                       Three Months           Six months          Three Months        Six months
                                                    ------------------     ----------------      ---------------   -----------------
Distribution  income                              $                 -     $         1,884      $            875    $            875
Reporting fee income                                            2,600               5,669                10,527              15,893
                                                    ------------------     ----------------      ---------------    ----------------
    Total operating income                                      2,600               7,553                11,402              16,768
                                                    ------------------     ----------------      ---------------    ----------------
Operating expenses:
  Amortization (Note 2)                                         2,129               4,258                 3,435               6,870
  Asset management fees (Note 3)                               45,346              90,692                45,346              90,692
  Legal and accounting                                         15,400              15,634                12,769              13,769
  Other                                                         1,333               2,045                   592               2,871
                                                    ------------------     ----------------      ---------------    ----------------
    Total operating expenses                                   64,208             112,629                62,142             114,202
                                                    ------------------     ----------------      ---------------    ----------------

Loss from operations                                          (61,608)           (105,076)              (50,740)            (97,434)
                                                    ------------------     ----------------      ---------------    ----------------
Equity in losses of Local
 Limited Partnerships (Note 2)                                 (7,560)            (15,120)              (39,695)            (91,068)

Interest Income                                                   302                 594                   367                 736
                                                    ------------------     ----------------      ---------------    ----------------
Net loss                                          $           (68,866)    $      (119,602)     $        (90,068)   $       (187,766)
                                                    ==================     ================      ===============    ================
Net loss allocated to:
  General Partner                                 $              (689)    $        (1,196)     $           (901)   $         (1,878)
                                                    ==================     ================      ===============    ================
  Limited Partners                                $           (68,177)    $      (118,406)     $        (89,167)   $       (185,888)
                                                    ==================     ================      ===============    ================
Net loss per Partnership Unit                     $                (4)    $            (7)     $             (5)   $            (10)
                                                    ==================     ================      ===============    ================
Outstanding weighted Partnership
 Units                                                         18,000              18,000                18,000              18,000
                                                    ==================     ================      ===============    ================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2006
                                   (Unaudited)

                                                                               General              Limited
                                                                               Partner              Partners             Total
                                                                          ------------------    -----------------    ---------------
Partners' equity (deficit) at March 31, 2006                            $         (164,078)     $        769,378   $        605,300

Net loss                                                                            (1,196)             (118,406)          (119,602)
                                                                          ------------------      ---------------    ---------------
Partners' equity (deficit) at September 30, 2006
                                                                        $         (165,274)     $        650,972   $        485,698
                                                                          ==================      ===============    ===============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                                                      2006                 2005
                                                                                                -----------------     --------------
Cash flows from operating activities:
  Net loss                                                                                    $         (119,602)      $   (187,766)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                                                        4,258              6,870
       Equity in losses of Local Limited Partnerships                                                     15,120             91,068
        Change in accrued fees and expenses due to
           General Partner and affiliates                                                                 82,001             66,080
                                                                                                -----------------      -------------
Net cash used in operating activities                                                                    (18,223)           (23,748)
                                                                                                -----------------      -------------
Cash flows from investing activities:
   Distributions received from Local Limited Partnerships                                                 32,039             27,231
                                                                                                -----------------      -------------
Net increase in cash                                                                                      13,816              3,483

Cash and cash equivalents, beginning of period                                                           253,910            293,367
                                                                                                -----------------      -------------
Cash and cash equivalents, end of period                                                      $          267,726       $    296,850
                                                                                                =================      =============
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:

  Taxes paid                                                                                  $                -       $        800
                                                                                                =================      =============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2006
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

Organization
------------

WNC California Housing Tax Credits III, L.P. a California Limited Partnership (the "Partnership"), was formed on October 5, 1992 under the laws of the state of California and began operations on July 19, 1993. The Partnership was formed to invest primarily in other limited partnership interests in other local limited partnerships or limited liability copanies ("Local Limited Partnerships") which own multi-family housing complexes (the "Housing Complex") that are eligible for Federal Low Income Housing Tax Credits ("Low Income Housing Tax Credits").

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of the General Partnership. The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner and the Partnership have no employees of their own.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (Unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (Unaudited)

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

With that in mind, the Partnership is continuing to review the Housing Complexes, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The review considers many factors including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complex, and the tax consequences to the Limited Partners from the sale of the Housing Complex.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed at any time by the General Partner in its discretion. As of September 30, 2006, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes that have met their compliance period continue to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2006.

On February 13, 2006 the Partnership filed a form 8-K explaining the liquidation process that is beginning as low-income housing tax credit properties complete the 15 years compliance period.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (Unaudited)

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

Equity in losses of limited partnerships for the periods ended September 30, 2006 and 2005 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2006 and March 31, 2006, the Partnership had no cash equivalents.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------

Concentration of Credit Risk
----------------------------

At September 30, 2006, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three and six months ended September 30, 2006 and 2005 was $2,129, $4,258, $3,435 and $6,870, respectively.

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                                        For the Six Months Ended  For the Year Ended
                                                                                           September 30, 2006        March 31, 2006
                                                                                           --------------------   ------------------
  Investments per balance sheet, beginning of period                                      $         1,891,029   $         2,173,564
  Equity in losses of Local Limited Partnerships                                                      (15,120)             (132,114)
  Distributions received from Local Limited Partnership                                               (32,041)              (37,757)
  Impairment loss                                                                                           -              (101,658)
  Amortization of capitalized acquisition fees and costs                                               (4,258)              (11,006)
                                                                                           --------------------   ------------------
  Investments per balance sheet, end of period                                            $         1,839,610   $         1,891,029
                                                                                           ====================   ==================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                                 For the Six Months Ended       For the Year Ended
                                                                                    September 30,2006             March 31, 2006
                                                                               -------------------------      ----------------------
Investments in Local Limited Partnerships, net                                 $               1,699,075    $            $ 1,746,235
Acquisition fees and costs, net of accumulated amortization of
$1,673,484 and $1,669,226                                                                        140,535                     144,794
                                                                               -------------------------      ----------------------
Investments per balance sheet, end of period                                   $               1,839,610    $              1,891,029
                                                                               =========================      ======================

Selected financial information for the six months ended September 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                    2006                              2005
                                                                        -----------------------------      -------------------------
  Revenue                                                             $                   1,919,000      $                1,844,000
                                                                        -----------------------------      -------------------------
  Expenses:
     Operating expenses                                                                   1,365,000                       1,239,000
     Interest expense                                                                       392,000                         434,000
     Depreciation and amortization                                                          559,000                         560,000
                                                                        -----------------------------      -------------------------
  Total expenses                                                                          2,316,000                       2,233,000
                                                                        -----------------------------      -------------------------
  Net loss                                                            $                    (397,000)                       (389,000)
                                                                        =============================      =========================
  Net loss allocable to the Partnership                               $                    (333,000)     $                 (365,000)
                                                                        =============================      =========================
  Net loss recorded by the Partnership                                $                     (15,000)     $                  (81,000)
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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,479,465 and $1,475,207 as of September 30, 2006 and March 31, 2006, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $194,019 as of September 30, 2006 and March 31, 2006.

(c) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of $90,692 were incurred during each of the six months ended September 30, 2006 and 2005. The Partnership paid the General Partner or its affiliates $ 21,250 and $31,875 of those fees during the six months ended September 30, 2006 and 2005, respectively.

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

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were $5,121 and $9,378 during the six months ended September 30, 2006 and 2005, respectively.

The accrued fees and expenses due to General Partner and/or its affiliates consist of the following:

                                                                                        September 30, 2006          March 31, 2006
                                                                                      -----------------------    -------------------
Reimbursement for expenses paid by the General
  Partner and/or its affiliate                                                     $                 16,733      $           4,175
Accrued asset management fees                                                                     1,604,905              1,535,464
                                                                                      -----------------------    -------------------
                                                                                   $              1,621,638      $       1,539,639
                                                                                      =======================    ===================

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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2006 and 2005, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2006 consisted primarily of $268,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $1,839,000. Liabilities at September 30, 2006 primarily consisted of $1,622,000 accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005. The Partnership's net loss for the three months ended September 30, 2006 was $(69,000), reflecting a decrease of $21,000 from the $(90,000) net loss for the three months ended September 30, 2005. The decrease in net loss is primarily due to a decrease in equity in losses of Local Limited Partnerships of $32,000 to $(8,000) for the three months ended September 30, 2006 from $(40,000) for the three months ended September 30, 2005. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2006. Since the Partnership's liability with respect to it's investments is limited, losses in excess of investment are not recognized. The losses from Local Limited Partnership were offset by an increase of $(11,000) in loss from operations to $(62,000) for the three months ended September 30, 2006 from $(51,000) for the three months ended

September 30, 2005 due to a decrease of $(8,000) in reporting fee income, along with an increase of $(3,000) in legal and accounting expenses, offset an increase of $1,000 in amortization expense and an increase of $(1,000) in other operating expenses during the three months ended September 30, 2006.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005. The Partnership's net loss for the six months ended September 30, 2006 was $(120,000), reflecting a decrease of $68,000 from the $(188,000) net loss for the six months ended September 30, 2005. The decrease in net loss is primarily due to a decrease of $76,000 in equity in losses of Local Limited Partnerships to $(15,000) for the six months ended September 30, 2006 from $(91,000) for the six months ended September 30, 2005. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at September 30, 2006. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, the loss from operations increased by approximately $(8,000) to $(105,000) for the six months ended September 30, 2006 from $(97,000) for the six months ended September 30, 2005, which was contributed by a decrease of $(10,000) in reporting fees income, along with an increase of $(2,000) in legal and accounting expenses, offset by a decrease of $4,000 in amortization, for the six months ended September 30, 2006.

Liquidity and Capital Resources

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005. Net cash provided during the six months ended September 30, 2006 was $14,000 compared to net cash provided in the six months ended September 30, 2005 of $4,000. The $10,000 net cash increase was primarily due to an increase of $5,000 in cash provided by distribution from Local Limited Partnerships, along with a decrease of $5,000 in net cash used in operating activities.

During the six months ended September 30, 2006, accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $16,000 during the nine months ended September 30, 2006. The General Partner does not anticipate that the accrued fees and advances will not be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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