Form 10-Q
period 2006-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2007-10-29
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended December 31, 2006

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

Yes           No       X
   -----------  -------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No       X
   -----------  -------------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large  accelerated  filer     Accelerated filer     Non-accelerated filer  X
                         -----                ----                       -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No   X
   -----  ------

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2006

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

      Balance Sheets
              As of December 31, 2006 and March 31, 2006.......................4

      Statements of Operations
              For the Three and Nine Months Ended December 31, 2006 and 2005...5

      Statement of Partners' Equity (Deficit)
              For the Nine Months Ended December 31, 2006......................6

      Statements of Cash Flows
              For the Nine Months Ended December 31, 2006 and 2005.............7

      Notes to Financial Statements............................................8

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................15

      Item 3. Quantitative and Qualitative Disclosures about Market Risks.....16

      Item 4. Controls and Procedures.........................................16

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings...............................................17

      Item 2. Unregistered Sales of Equity Securities and Use of Proceed......17

      Item 3. Defaults Upon Senior Securities.................................17

      Item 4. Submission of Matters to a Vote of Security Holders.............17

      Item 5. Other Information...............................................17

      Item 6. Exhibits  ......................................................17

      Signatures .............................................................18

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                         December 31, 2006         March 31, 2006
                                                                                     ------------------------   --------------------
ASSETS
Cash and cash equivalents                                                          $                238,318   $             253,910
Investments in Local Limited Partnerships, net (Note 2)                                           1,829,922               1,891,029
                                                                                     ------------------------   --------------------
         Total Assets                                                              $              2,068,240   $           2,144,939
                                                                                     ========================   ====================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                          $              1,638,358   $           1,539,639

Partners' equity (deficit):
  General Partner                                                                                  (165,832)               (164,078)
  Limited Partners (30,000 Partnership Units
     authorized; 18,000 Partnership Units issued and
     outstanding)                                                                                   595,714                 769,378
                                                                                     ------------------------   --------------------
     Total Partners' Equity (Deficit)                                                               429,882                 605,300
                                                                                     ------------------------   --------------------
       Total Liabilities and Partners' Equity (Deficit)                            $              2,068,240   $           2,144,939
                                                                                     ========================   ====================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2006 and 2005
                                   (Unaudited)

                                                                 2006                                     2005
                                                 Three Months           Nine Months         Three Months         Nine Months
                                             -------------------     ------------------   ----------------    ----------------
Distribution  income                         $                -     $            1,884     $            -   $              875
Reporting fee income                                          -                  5,669                  -               15,893
                                             -------------------     ------------------   ----------------    ----------------
    Total operating income                                    -                  7,553                  -               16,768
                                             -------------------     ------------------   ----------------    ----------------
Operating expenses:
  Amortization (Note 2)                                   2,129                  6,387              2,068                8,938
  Asset management fees (Note 3)                         45,346                136,038             45,347              136,039
  Legal and accounting                                      108                 15,742             12,388               26,157
  Other                                                     975                  3,020                656                3,527
                                             -------------------     ------------------      -------------    -----------------
    Total operating expenses                             48,558                161,187             60,459              174,661
                                             -------------------     ------------------      -------------    -----------------
Loss from operations                                    (48,558)             (153,634)           (60,459)            (157,893)
                                             -------------------     ------------------      -------------    -----------------
Equity in losses of Local
  Limited Partnerships (Note 2)                          (7,560)              (22,680)          (127,611)            (218,679)

Interest income                                             302                   896                348                1,084
                                             -------------------     ------------------      -------------    -----------------

Net loss                                     $          (55,816)    $        (175,418)     $    (187,722)   $        (375,488)
                                             ===================     ==================      =============    ================
Net loss allocated to:
  General Partner                            $             (558)    $          (1,754)     $      (1,877)   $          (3,755)
                                             ===================     ==================      =============    ================
  Limited Partners                           $          (55,258)    $        (173,664)     $    (185,845)   $        (371,733)
                                             ===================     ==================      =============    ================
Net loss per Partnership Unit                $               (3)    $             (10)     $         (10)   $             (21)
                                             ===================     ==================      =============    ================
Outstanding weighted Partnership
 Units                                                   18,000                18,000             18,000               18,000
                                             ===================     ==================      =============    ================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2006
                                   (Unaudited)

                                                                               General                Limited
                                                                               Partner                Partners            Total
                                                                          -----------------      ----------------    ---------------
Partners' equity (deficit) at March 31, 2006                            $         (164,078)     $        769,378   $        605,300

Net loss                                                                            (1,754)             (173,664)          (175,418)
                                                                          -----------------     -----------------    ---------------
Partners' equity (deficit) at December 31, 2006
                                                                        $         (165,832)     $        595,714   $        429,882
                                                                          ================      =================    ===============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2006 and 2005
                                   (Unaudited)

                                                                                   2006                                2005
                                                                          -----------------------            -----------------------
Cash flows from operating activities:
  Net loss                                                               $              (175,418)           $              (375,488)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                                        6,387                              8,938
       Equity in losses of Local Limited Partnerships                                     22,680                            218,679
       Change in accrued fees and expenses due to
           General Partner and affiliates                                                 98,719                             87,795
                                                                          -----------------------            -----------------------
Net cash used in operating activities                                                    (47,632)                           (60,076)
                                                                          -----------------------            -----------------------
Cash flows from investing activities:
    Distributions received from Local Limited Partnerships                                32,040                             27,232
                                                                          -----------------------            -----------------------
Net decrease in cash and cash equivalents                                                (15,592)                           (32,844)

Cash and cash equivalents, beginning of period                                           253,910                            293,367
                                                                          -----------------------            -----------------------
Cash and cash equivalents, end of period                                 $               238,318            $               260,523
                                                                          =======================            =======================
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                             $                     -            $                   800
                                                                          =======================            =======================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2006
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

Organization
------------

WNC California Housing Tax Creditd III, L.P. a California Limited Partnership (the "Partnership"), was found on October 5, 1992 under the laws of the state of California and began operations on July 19, 1993. The Partnership was forned to invest primarily in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes (the "Housing Complexe") that are eligible for Federal Low iNcome Housing Tax Credits ("Low Income Housing Tax Credits")

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of the General Partnership. The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner and the Partnership have no employees of their own.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (Unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (Unaudited)

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

With that in mind, the Partnership is continuing to review the Housing Complexes, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The review considers many factors including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complex, and the tax consequences to the Limited Partners from the sale of the Housing Complex.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed at any time by the General Partner in its discretion. As of December 31, 2006, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes that have met their compliance period continue to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2006.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (Unaudited)


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

Equity in losses of limited partnerships for the periods ended December 31, 2006 and 2005 have been recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2006 and March 31, 2006, the Partnership had no cash equivalents.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------

Concentration of Credit Risk
----------------------------

At December 31, 2006, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three and nine months ended December 31, 2006 and 2005 was $2,129, $6,387, $2,068 and $8,938, respectively.


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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                                     For the Nine Months Ended   For the Year Ended
                                                                                          December 31, 2006        March 31, 2006
                                                                                        ---------------------  ---------------------
  Investments per balance sheet, beginning of period                                      $        1,891,029  $           2,173,564
  Equity in losses of Local Limited Partnerships                                                     (22,680)              (132,114)
  Distributions received from Local Limited Partnerships                                             (32,040)               (37,757)
  Impairment loss                                                                                          -               (101,658)
  Amortization of capitalized acquisition fees and costs                                              (6,387)               (11,006)
                                                                                        ---------------------  ---------------------
  Investments per balance sheet, end of period                                            $        1,829,922  $           1,891,029
                                                                                        =====================  =====================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                                  For the Nine Months Ended      For the Year Ended
                                                                                      December 31,2006             March 31, 2006
                                                                                   ------------------------    ---------------------
Investments in Local Limited Partnerships, net                                     $              1,691,516     $          1,746,236
Acquisition fees and costs, net of accumulated amortization of $1,675,613 and
$1,669,226                                                                                          138,406                  144,793
                                                                                   ------------------------    ---------------------
Investments per balance sheet, end of period                                       $              1,829,922     $          1,891,029
                                                                                   ========================     ====================

Selected financial information for the nine months ended December 31, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                    2006                              2005
                                                                        -----------------------------      -------------------------
  Revenue                                                             $                   2,878,000      $                2,766,000
                                                                        -----------------------------      -------------------------
  Expenses:

     Interest expense                                                                       587,000                         651,000
     Depreciation and amortization                                                          839,000                         840,000
     Operating expenses                                                                   2,047,000                       1,858,000
                                                                        -----------------------------      -------------------------
  Total expenses                                                                          3,473,000                       3,349,000
                                                                        -----------------------------      -------------------------
  Net loss                                                            $                    (595,000)     $                 (583,000)
                                                                        =============================      =========================
  Net loss allocable to the Partnership                               $                    (500,000)     $                 (548,000)
                                                                        =============================      =========================
  Net loss recorded by the Partnership                                $                     (23,000)     $                 (117,000)
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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,481,594 and $1,475,207 as of December 31, 2006 and March 31, 2006, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $194,019 as of December 31, 2006 and March 31, 2006.

(c) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $136,038 and $136,039 were incurred during the nine months ended December 31, 2006 and 2005, respectively. The Partnership paid the General Partner or its affiliates $33,750 and $42,500 of those fees during the nine months ended December 31, 2006 and 2005, respectively.

(d) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned deuring the periods presented.


(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were $22,331 and $35,428 during the nine months ended December 31, 2006 and 2005, respectively.

The accrued fees and expenses due to General Partner and/or its affiliates consist of the following:

                                                                                          December 31, 2006         March 31, 2006
                                                                                      ------------------------    ------------------
Reimbursement for expenses paid by the General
  Partner and/or its affiliate                                                     $                     606      $            4,175
Accrued asset management fees                                                                      1,637,752               1,535,464
                                                                                      ------------------------      ----------------
                                                                                   $               1,638,358      $        1,539,639
                                                                                      ========================      ================

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2006 and 2005, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2006 consisted primarily of $238,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $1,830,000. Liabilities at December 31, 2006 primarily consisted of $1,638,000 accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005. The Partnership's net loss for the three months ended December 31, 2006 was $(56,000), reflecting a decrease of $132,000 from the $(188,000) net loss for the three months ended December 31, 2005. The decrease in net loss is primarily due to a decrease in equity in losses of Local Limited Partnerships of $120,000 to $(8,000) for the three months ended December 31, 2006 from $(128,000) for the three months ended December 31, 2005. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at December 31, 2006. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Additionally, a decrease in loss from operations of $12,000 for the three months ended December 31, 2006 to $(48,000) from $(60,000) for the three months ended December 31, 2005 was incurred due to a $12,000 decrease in legal and accounting expenses.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005. The Partnership's net loss for the nine months ended December 31, 2006 was $(175,000), reflecting a decrease of $200,000 from the $(375,000) net loss for the nine months ended December 31, 2005. The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $196,000 to $(23,000) for the nine months ended December 31, 2006 from $(219,000) for the nine months ended December 31, 2005. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at December 31, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, the loss from operations decreased by approximately $4,000 to $(153,000) for the nine months ended December 31, 2006 from $(157,000) for the nine months ended December 31, 2005, which was contributed by a decrease of $10,000 in legal and accounting expenses, a decrease of $3,000 in amortization along with an increase of $1,000 in distribution income, offset by a decrease of $(10,000) in reporting fees income for the nine months ended December 31, 2006.

Liquidity and Capital Resources

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005. Net cash used during the nine months ended December 31, 2006 was $(16,000) compared to net cash used in the nine months ended December 31, 2005 of $(33,000). The $17,000 decrease in cash used was primarily due to a decrease of $12,000 in the operating activities which was mainly contributed by the change in accrued fees and expenses due to the General Partner and/or its affiliates, along with an increase of $5,000 in the distributions received from Local Limited Partnerships.

During the nine months ended December 31, 2006, accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $11,000 during the nine months ended December 31, 2006. The General Partner does not anticipate that the accrued fees and advances will not be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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