Form 10-K
period 2007-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2008-03-06
CIK 892997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended March 31, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from           to
                                           -----------   -----------

                         Commission file number: 0-23908


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
             (Exact name of registrant as specified in its charter)

              California                                 33-0563307
             (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)             Identification No.)

             17782 Sky Park Circle                      92614-6404
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

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes     No  X
   -----  -----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No   X
   -----  ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            No      X
   ------------  ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one): Large accelerated  filer     Accelerated  filer     Non-accelerated  filer
                              -----                  -----
  X
----
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  X
   ------  ------

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

The Partnership invested in eighteen Local Limited Partnerships, none of which had been sold or otherwise disposed as of March 31, 2007. Each of these Local Limited Partnerships owns a Housing Complex that was eligible for the Federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2007, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007. As of March 31, 2007 none of the Housing Complexes had completed the 15 year compliance period.

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

     Housing Complexess subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing
Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with such subsidy programs:

     o Obtaining tenants for the Housing Complexes. GovernmDent regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
     o Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the eighteen Housing Complexes as of the dates or for the periods indicated:

                                                              As of March 31, 2007                 As of December 31, 2006
                                                      ----------------------------------   -----------------------------------------
                                                                                                            Estimated     Mortgage
                                                         Partnership's                                      Aggregate     Balances
                                                            Total            Amount of                      Low Income    of Local
Local Limited                           General       Investment in Local   Investment  Number of           Housing Tax   Limited
Partnership Name     Location         Partner Name    Limited Partnerships Paid to Date   Units  Occupancy  Credits (1) Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden        Delhi,           Anthony Donovan       $  391,000      $ 391,000      34        97%     $ 807,000   $ 1,352,000
Apartment            California
Associates

Almond View          Stockton,        Daniel C. Logue        1,639,000      1,639,000      72        94%     3,523,000     1,706,000
Apartments,          California       and Cyrus Youssefi
Ltd.

Buccaneer            Fernandia Beach, Clifford E. Olsen        365,000        365,000      48       100%       768,000     1,436,000
Associates,          Florida
Limited

Candleridge          Perry, Iowa      Eric A. Sheldahl         126,000        126,000      24        96%       245,000       672,000
Apartments
of Perry L.P.
II

Colonial             Roseville,       S.P. Thomas Company    2,811,000      2,811,000      56        93%     5,872,000     1,850,000
Village              Calfornia        of Northern California
Roseville                             Inc. and Project Go,
                                      Inc.

Dallas County        Orrville,        Thomas H. Cooksey and    130,000        130,000      19        79%       287,000       599,000
Housing, Ltd.        Alabama          Apartment Developers,
                                      Inc.

La Paloma del        Deming, New      Dean Greenwalt           254,000        254,000      38        95%       625,000     1,393,000
Sol Limited          Mexico
Partnership

Memory Lane          Yankton, South   Skogen - Peterson, Inc.  151,000        151,000      18       100%       295,000       662,000
Limited              Dakota
Partnership

Nueva Sierra         Richgrove,       Self-Help Enterprises, 1,688,000      1,688,000      35       100%     3,516,000     2,284,000
Vista Associates     California       Inc. and Nueva Sierra
                                      Vista Corporation

                                                              As of March 31, 2007                 As of December 31, 2006
                                                      ----------------------------------   -----------------------------------------
                                                                                                            Estimated      Mortgage
                                                         Partnership's                                      Aggregate     Balances
                                                            Total            Amount of                      Low Income    of Local
Local Limited                           General       Investment in Local   Investment  Number of           Housing Tax   Limited
Partnership Name     Location         Partner Name    Limited Partnerships Paid to Date   Units  Occupancy  Credits (1) Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Old Fort          Hidalgo,          Alan Deke Noftsker   $ 249,000          $ 249,000      40       95%     $ 547,000    $ 1,242,000
Limited           Texas             and ABO Corporation
Partnership

Orosi Apartments, Orosi,            Douglas W. Young       461,000            461,000      42       95%       902,000      1,846,000
Ltd.              California

Parlier Garden    Parlier,          David J. Micheal and   453,000            453,000      41      100%       917,000      1,664,000
Apts.             California        Professional Apartment
                                    Management, Inc.

Rosewood          Superior,         Duffy Development      185,000            185,000      20       95%       375,000        413,000
Apartments        Wisconsin         Company, Inc.
Limited
Partnership

Sun Manor, L.P.   Itta Bena,        Glenn D. Miller        230,000            230,000      36      100%       464,000      1,031,000
                  Mississippi

Tahoe Pines       South Lake        David J. Michael,    1,633,000          1,633,000      28       96%     3,171,000      1,587,000
Apartments        Tahoe,            Bucky Fong, Dean
                  California        Pearson, Coy Elvis
                                    and Dr. Patricia
                                    Hatton

Venus             Venus, Texas      W. Joseph Chamy        161,000            161,000      24       96%       318,000        707,000
Retirement
Village, Ltd.

Walnut -          Orange,           Walnut - Pixley,     1,078,000          1,078,000      22      100%     2,309,000        900,000
Pixley, L.P.      California        Inc.

Winters           Winters,          John P. Casper         531,000            531,000      38      100%     1,072,000      1,785,000
Investment        California                          ------------       ------------     ----    -----    ----------     ----------
Group
                                                      $ 12,536,000       $ 12,536,000     635       97%  $ 26,013,000   $ 23,129,000
                                                      ------------       ------------     ----    -----  ------------   ------------

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

                                                               ---------------------------------------------------------------------
                                                                              For the year ended December 31, 2006
                                                               ---------------------------------------------------------------------
                                                                                                                    Low Income
                                                                                                                Housing Tax Credits
   Local Limited                                                                                                    Allocated to
   Partnership Name                           Rental Income           Net Income (Loss)                             Partnership
 -----------------------------------------------------------------------------------------------------------------------------------
 Almond Garden Apartment Associates       $          198,000        $      (30,000)                                      99%

 Almond View Apartments, Ltd.                        245,000              (306,000)                                      99%

 Buccaneer Associates, Limited                       257,000               (53,000)                                      99%

 Candleridge Apartments of Perry L.P. II             153,000                 4,000                                       99%

 Colonial Village Roseville                          537,000               (30,000)                                      99%

 Dallas County Housing, Ltd.                          78,000               (15,000)                                      99%

 La Paloma del Sol Limited Partnership               193,000                (6,000)                                      99%

 Memory Lane Limited Partnership                      81,000               (14,000)                                      99%

 Nueva Sierra Vista Associates                       177,000              (121,000)                                      99%

 Old Fort Limited Partnership                        214,000               (42,000)                                      99%

 Orosi Apartments, Ltd.                              230,000               (18,000)                                      99%

 Parlier Garden Apts.                                288,000                17,000                                       95%

 Rosewood Apartments Limited Partnership              94,000                (1,000)                                      99%

 Sun Manor, L.P.                                     170,000               (32,000)                                      99%

 Tahoe Pines Apartments                              225,000              (141,000)                                      99%

 Venus Retirement Village, Ltd.                      103,000               (28,000)                                      99%

 Walnut - Pixley, L.P.                               181,000                 5,000                                       99%

 Winters Investment Group                            278,000                18,000                                       99%
                                         --------------------      ---------------
                                          $        3,702,000        $    (793,000)
                                         ====================      ===============

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

(b) At March 31, 2007, there were 884 Limited Partners and 17 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2007.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                                      March 31
                                                 -----------------------------------------------------------------------------------
                                                     2007              2006             2005              2004             2003
                                                 --------------    --------------   --------------    --------------   -------------
ASSETS
Cash                                           $       239,164   $       253,910  $       293,367   $       310,717  $       371,426
Investments in Local Limited Partnerships,
  net                                                1,815,552         1,891,029        2,173,564         3,525,413        5,572,016
                                                 --------------    --------------   --------------    --------------   -------------
    Total Assets                               $     2,054,716   $     2,144,939  $     2,466,931   $     3,836,130  $     5,943,442
                                                 ==============    ==============   ==============    ==============   =============
LIABILITIES
Accrued fees and expenses
  due to general partner and affiliates        $     1,686,278   $     1,539,639  $     1,413,074   $     1,256,656  $     1,126,324

PARTNERS' EQUITY                                       368,438           605,300        1,053,857         2,579,474        4,817,118
                                                 --------------    --------------   --------------    --------------   -------------
    Total Liabilities and Partners' Equity      $     2,054,716   $     2,144,939  $     2,466,931   $     3,836,130  $    5,943,442
                                                 ==============    ==============   ==============    ==============   =============

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                                          For the Years Ended
                                                                                               March 31
                                                      ------------------------------------------------------------------------------
                                                           2007             2006           2005          2004              2003
                                                      ---------------  --------------  -----------  --------------   ---------------
Loss from operations (Note 1)                         $     (203,083)  $    (317,823) $ (1,217,245)  $ (1,948,468)    $    (257,349)
Equity in losses of Local Limited Partnerships               (34,921)       (132,114)     (309,324)      (289,176)         (799,326)
Interest income                                                1,142           1,380           952              -                 -
                                                      ---------------  --------------  ------------  --------------    -------------
Net loss                                              $     (236,862)  $    (448,557) $ (1,525,617)  $ (2,237,644)    $  (1,056,675)
                                                      ===============  ==============  ============  ==============    =============
Net loss allocated to:
  General  Partner                                    $       (2,369)  $      (4,486) $    (15,256)  $    (22,376)    $     (10,567)
                                                      ===============  ==============  ============  ==============    =============
  Limited Partners                                    $     (234,493)  $    (444,071) $ (1,510,361)  $ (2,215,268)    $  (1,046,108)
                                                      ===============  ==============  ============  ==============    =============
Net loss per Partnership Unit                         $       (13.03)  $      (24.67) $     (83.90)  $    (123.07)    $      (58.12)
                                                      ===============  ==============  ============  ==============    =============
Outstanding weighted Partnership Units                $       18,000   $      18,000  $     18,000   $     18,000     $      18,000
                                                      ===============  ==============  ============  ==============    =============

Note 1 - Loss from operations for the years ended March 31, 2007, 2006, 2005, 2004 and 2003 includes a charge for impairment losses and write-off of acquisition cost and fees on investments in Local Limited Partnerships of $0, $101,658, $972,589, $1,701,293 and $0, respectively.

                                                                      For the Years Ended
                                                                           March 31
                                   ------------------------------------------------------------------------------------------
                                        2007               2006               2005              2004               2003
                                   ---------------     --------------     -------------     --------------     --------------
Net cash provided by
 (used in):
 Operating activities           $       (46,786)    $       (77,214)   $      (44,726)     $     (69,359)     $     (66,356)
 Investing activities                    32,040              37,757            27,376              8,650             24,446
                                   ---------------     --------------     -------------     --------------     --------------
Net decrease in cash                    (14,746)            (39,457)          (17,350)           (60,709)           (41,910)

Cash, beginning of  period              253,910             293,367           310,717            371,426            413,336
                                   ---------------     --------------     -------------     --------------     --------------
Cash, end of period             $       239,164     $       253,910    $      293,367      $     310,717      $     371,426
                                   ===============     ==============     =============     ==============     ==============

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                                                2006               2005             2004              2003               2002
                                           --------------    --------------     ------------     --------------     ----------------
Federal                                  $             -   $             21    $          83    $          111     $            113
State                                                  -                  -                -                 -                    -
                                           --------------    ---------------     -----------     --------------    -----------------
Total                                    $             -   $             21    $          83    $          111     $            113
                                           ==============    ===============     ===========     ==============    =================

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

Financial Condition

The Partnership's assets at March 31, 2007 consisted of $239,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $1,816,000. Liabilities at March 31, 2007 primarily consisted of $1,686,000 of accrued annual management fees and advances due to the General Partner. (See "Future Contractual Cash Obligations" below)

Results of Operations

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006. The partnership's net loss for the year ended March 31, 2007 was $(237,000), reflecting a decrease of $212,000 from the net loss experienced for the year ended March 31, 2006 of $(449,000). The decrease in net loss is due to a decrease in loss from operations of $115,000 along with a decrease in equity in losses from Local Limited Partnerships of $97,000. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing certain losses of Local Limited Partnerships. The investments in such Local Limited Partnerships had reached zero as of March 31, 2007. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease of $115,000 in loss from operations was due to a decrease of $11,000 in accounting fees, a $2,000 decrease in amortization, a $1,000 decrease in other operating expenses, and a $2,000 increase in distribution income offset by a $(3,000) decrease in reporting fee income. In addition, impairment loss of $(102,000) was incurred for the year ended March 31, 2006 and $0 was incurred for the year ended March 31, 2007.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005. The Partnership's net loss for the year ended March 31, 2006 was $(449,000), reflecting a decrease of $1,077,000 from the net loss of $(1,526,000) experienced for the year ended March 31, 2005. The decrease in net loss is primarily due to a decrease in impairment loss of $871,000 from investments in Local Limited Partnerships for the year ended March 31, 2006 compared to the year ended March 31, 2005, an increase of $6,000 in reporting income, a decrease of $(4,000) in distribution income, a decrease of $32,000 in amortization, offset by an increase of $(5,000) in accounting fees, Additionally equity in losses of Local Limited Partnerships decreased by approximately $177,000. The decrease in equity in losses of Local Limited Partnerships is primarily due to not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached zero at March 31, 2006. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized.

Liquidity and Capital Resources

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006. Net cash used during the year ended March 31, 2007 was $(15,000), reflecting a decrease in cash used of $24,000 compared to net cash used for the year ended March 31, 2006 of $(39,000). The change was due primarily to a decrease of $(2,000) in amortization, a $(6,000) decrease in cash provided by distribution from Local Limited Partnerships, offset by a $20,000 increase in accrued fees and expenses due to General Partner and affiliates.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005. Net cash used during the year ended March 31, 2006 was $(39,000), reflecting an increase in cash used of $(22,000) compared to net cash used for the year ended March 31, 2005 of $(17,000). The change was due primarily to a decrease of $(32,000) in amortization, a $(30,000) decrease in accrued fees and expenses due to General Partner and affiliates, offset by a $10,000 increase in cash provided by distributions from Local Limited Partnerships.

During the years ended March 31, 2007, 2006 and 2005, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $147,000, $127,000 and $156,000, respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2007, to be sufficient to meet all currently foreseeable future cash requirements. However, Associates has agreed to provide advances sufficient enough to fund operations through June 30, 2008 if the Partnership were to experience a working capital deficiency. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2007:

                                              2008         2009         2010         2011         2012      Thereafter      Total
                                           ----------   ----------   -----------  ----------   ----------   -----------  -----------
Asset Management Fees (1)                $ 1,864,482  $   181,385  $   181,385  $   181,385  $    181,385  $  6,892,630  $ 9,482,652
Capital Contributions Payable to Local
   Limited Partnerships                            -            -            -            -             -             -            -
                                           ----------   ----------   -----------  ----------   ----------   -----------  -----------
Total contractual cash obligations       $ 1,864,482  $   181,385  $   181,385  $   181,385  $    181,385  $  6,892,630  $ 9,482,652
                                           ==========   ==========   ===========  ==========   ==========   ===========  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partners as of March 31, 2007 have been included in the 2008 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.


Exit Strategy

See item 1 for information in this regard.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
WNC California Housing Tax Credits III, L.P.

     We have audited the accompanying balance sheets of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2007 and 2006, and the related statements of operations, partners' deficit and cash flows for the periods ended March 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P (a California Limited Partnership) as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the periods ended March 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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




/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
February 20, 2008

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                                              March 31
                                                                                               -------------------------------------
                                                                                                     2007                   2006
                                                                                               ------------------    ---------------
 ASSETS
 Cash and cash equivalent                                                                    $           239,164    $       253,910
 Investments in Local Limited Partnerships, net
   (Notes 2 and 3)                                                                                     1,815,552          1,891,029
                                                                                               ------------------     --------------
          Total Assets                                                                       $         2,054,716    $     2,144,939
                                                                                               ==================     ==============
 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

 Liabilities:
    Accrued fees and expenses due to General Partner
      and affiliates (Note 3)                                                                $         1,686,278    $     1,539,639
                                                                                               ------------------     --------------
 Partners' equity (deficit):
    General Partner                                                                                     (166,447)          (164,078)
    Limited Partners (30,000 Partnership Units authorized; 18,000 Partnership Units
       issued and outstanding)                                                                           534,885            769,378
                                                                                               ------------------     --------------
        Total partners' equity (deficit)                                                                 368,438            605,300
                                                                                               ------------------     --------------
           Total Liabilities and Partners' Equity (Deficit)                                  $         2,054,716    $     2,144,939
                                                                                               ==================     ==============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Years Ended March 31, 2007, 2006 and 2005

                                                                                                 For the Years Ended
                                                                                                      March 31
                                                                --------------------------------------------------------------------
                                                                        2007                     2006                      2005
                                                                --------------------      ------------------       -----------------
Reporting fees                                                 $              5,669     $             9,241     $             3,600
Distribution income                                                           2,484                     718                   5,044
                                                                --------------------      ------------------       -----------------
  Total income                                                                8,153                   9,959                   8,644
                                                                --------------------      ------------------       -----------------
Operating expenses:
   Amortization (Notes 2 and 3)                                               8,516                  11,006                  42,560
   Asset management fees (Note 3)                                           181,384                 181,385                 181,385
   Impairment loss (Note 2)                                                       -                 101,658                 972,589
  Accounting fees                                                            15,083                  26,472                  21,025
  Other                                                                       6,253                   7,261                   8,330
                                                                --------------------      ------------------       -----------------
    Total operating expenses                                                211,236                 327,782               1,225,889
                                                                --------------------      ------------------       -----------------
Loss from operations                                                       (203,083)               (317,823)             (1,217,245)

Equity in losses of Local Limited
 Partnerships (Note 2)                                                      (34,921)               (132,114)               (309,324)

Interest income                                                               1,142                   1,380                     952
                                                                --------------------      ------------------       -----------------
Net loss                                                       $           (236,862)    $          (448,557)    $        (1,525,617)
                                                                ====================      ==================       =================
Net loss allocated to:
  General Partner                                              $             (2,369)    $            (4,486)    $           (15,256)
                                                                ====================      ==================       =================
  Limited Partners                                             $           (234,493)    $          (444,071)    $        (1,510,361)
                                                                ====================      ==================       =================
Net loss per Partnership Unit                                  $             (13.03)    $            (24.67)    $            (83.90)
                                                                ====================      ==================       =================
Outstanding weighted Partnership Units                                       18,000                  18,000                  18,000
                                                                ====================      ==================       =================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2007, 2006 and 2005

                                                               General Partner          Limited Partners               Total
                                                             -------------------      --------------------      --------------------
Partners' equity (deficit) at March 31, 2004               $           (144,336)      $         2,723,810      $          2,579,474

Net loss                                                                (15,256)               (1,510,361)               (1,525,617)
                                                             -------------------      --------------------      --------------------
Partners' equity (deficit) at March 31, 2005                           (159,592)                1,213,449                 1,053,857

Net loss                                                                 (4,486)                 (444,071)                 (448,557)
                                                             -------------------      --------------------      --------------------
Partners' equity (deficit) at March 31, 2006                           (164,078)                  769,378                   605,300

Net loss                                                                 (2,369)                 (234,493)                 (236,862)
                                                             -------------------      --------------------      --------------------
Partners' equity (deficit) at March 31, 2007               $           (166,447)      $            534,885     $            368,438
                                                             ===================      ====================      ====================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Years Ended March 31, 2007, 2006 and 2005

                                                                                               For the Years Ended
                                                                                                   March 31
                                                                       -------------------------------------------------------------
                                                                              2007                   2006                   2005
                                                                       -------------------     ------------------      -------------
Cash flows from operating activities:
  Net loss                                                             $        (236,862)      $       (448,557)     $   (1,525,617)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Amortization                                                                   8,516                 11,006              42,560
    Equity in losses of Local Limited
     Partnerships                                                                 34,921                132,114             309,324
    Impairment loss                                                                    -                101,658             972,589
    Change in accrued fees and
     expenses due to General
     Partner and affiliates                                                      146,639                126,565             156,418
                                                                       -------------------     ------------------      -------------
Net cash used in                                                                 (46,786)               (77,214)            (44,726)
 operating activities
                                                                       -------------------     ------------------      -------------
Cash flows from investing activities:
  Distributions from Local Limited
   Partnerships                                                                   32,040                 37,757              27,376
                                                                       -------------------     ------------------      -------------
Net decrease in cash and cash equivalents                                        (14,746)               (39,457)            (17,350)

Cash and cash equivalent, beginning of year                                      253,910                293,367             310,717
                                                                       -------------------     ------------------      -------------
Cash and cash equivalent, end of year                                  $         239,164       $        253,910      $      293,367
                                                                       ===================     ==================      =============
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:

  Taxes paid                                                           $             800       $            800      $          800
                                                                       ===================     ==================      =============

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2007, 2006 and 2005

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

                For The Years Ended March 31, 2007, 2006 and 2005

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

                For The Years Ended March 31, 2007, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2008, if the Partnership were to experience a working capital deficiency.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2007, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007. As of March 31, 2007 none of the Housing Complexes had completed the 15 year compliance period.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2007, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,  continued
--------------------------------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2007 and 2006, the Partnership had no cash equivalents.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2007, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

Concentration of Credit Risk
----------------------------

As of March 31, 2007 and 2006, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

Reclassifications
-----------------

Certain reclassifications have been made to the 2006 and 2005 financial statements to be consistent with the 2007 presentation.

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the year ended March 31, 2007, 2006 and 2005 was $8,516, $11,006 and $42,560, respectively.

Impairment
----------

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment's carrying amount to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2007, 2006 and 2005, impairment expense related to investments in Local Limited Partnerships was $0, $0 and $873,891, respectively.

When the value of the Partnership's investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are impaired. For the years ended March 31, 2007, 2006 and 2005, impairment expense related to acquisition fees and costs was $0, $101,658 and $98,698, respectively.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2007, 2006 and 2005

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

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2007 and 2006 are approximately $653,000 and $27,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $0, $101,658 and $972,589, during the years ended March 31, 2007, 2006 and 2005, respectively.

At March 31, 2007 and 2006, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2007, 2006 and 2005 amounting to approximately $642,000, $661,000 and $316,000, respectively, have not been recognized. As of March 31, 2007, the aggregate share of net losses not recognized by the Partnership amounted to $3,077,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

                                                                                             For the Years
                                                                                             Ended March 31
                                                                 -------------------------------------------------------------------
                                                                          2007                    2006                    2005
                                                                 ---------------------    --------------------     -----------------
Investments per balance sheet, beginning of period               $          1,891,029    $          2,173,564    $        3,525,413
Distributions received from Local Limited Partnerships                        (32,040)                (37,757)              (27,376)
Equity in losses of Local Limited Partnerships                                (34,921)               (132,114)             (309,324)
Impairment  loss                                                                    -                (101,658)             (972,589)
Amortization of paid acquisition fees and costs                                (8,516)                (11,006)              (42,560)
                                                                 ---------------------    --------------------     -----------------
Investments per balance sheet, end of period                     $          1,815,552    $          1,891,029    $        2,173,564
                                                                 =====================    ====================     =================

                                                                                             For the Years
                                                                                             Ended March 31
                                                                 -------------------------------------------------------------------
                                                                         2007                    2006                    2005
                                                                 ---------------------    --------------------     -----------------
Investments in Local Limited Partnerships, net                   $          1,679,274     $         1,746,236      $      1,916,106
Acquisition fees and costs, net of accumulated
amortization of $1,677,741 $1,669,226 and $1,556,562                          136,278                 144,793               257,458
                                                                 ---------------------    --------------------     -----------------
Investments per balance sheet, end of period                     $          1,815,552     $         1,891,029      $      2,173,564
                                                                 =====================    ====================     =================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2007, 2006 and 2005

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                                2006                      2005
                                                                                        --------------------      ------------------
  ASSETS
  Buildings and improvements, net of accumulated depreciation as of December 31,
   2006 and 2005 of $14,283,000 and $13,174,000, respectively.                        $          22,078,000       $       23,128,000
  Land                                                                                            2,233,000                2,233,000
  Other assets                                                                                    3,237,000                2,929,000
                                                                                        --------------------      ------------------
   Total Assets                                                                       $          27,548,000       $       28,290,000
                                                                                        ====================      ==================
LIABILITIES

Mortgage loans payable                                                                $          23,129,000       $       22,673,000
Due to related parties                                                                            1,414,000                1,287,000
Other liabilities                                                                                 1,525,000                1,937,000
                                                                                        --------------------      ------------------
   Total Liabilities                                                                             26,068,000               25,897,000
                                                                                        --------------------      ------------------
PARTNERS' EQUITY

WNC California Housing Tax Credits III, L.P.                                                      1,163,000                1,864,000
Other partners                                                                                      317,000                  529,000
                                                                                        --------------------      ------------------
    Total Partners' Equity                                                                        1,480,000                2,393,000
                                                                                        --------------------      ------------------
      Total Liabilities and Partners' Equity                                          $          27,548,000       $       28,290,000
                                                                                        ====================      ==================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2007, 2006 and 2005

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                  2006                 2005               2004
                                                                           -------------------  ------------------  ----------------
Revenues                                                                  $         3,838,000    $      3,704,000   $     3,688,000
                                                                           -------------------  ------------------  ----------------
Expenses:
   Operating expenses                                                               2,730,000           2,524,000         2,478,000
   Interest expense                                                                   783,000             829,000           868,000
   Depreciation and amortization                                                    1,118,000           1,117,000         1,120,000
                                                                           -------------------  ------------------  ----------------
         Total expenses                                                             4,631,000           4,470,000         4,466,000
                                                                           -------------------  ------------------  ----------------
Net loss                                                                  $          (793,000)   $       (766,000)  $      (778,000)
                                                                           ===================  ==================  ================
Net loss allocable to the Partnership                                     $          (667,000)   $       (758,000)  $      (741,000)
                                                                           ===================  ==================  ================
Net loss recorded by the Partnership                                      $           (35,000)   $       (132,000)  $      (309,000)
                                                                           ===================  ==================  ================

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,483,720 and $1,475,205 as of March 31, 2007 and 2006, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2007, $0, $95,525 and $98,698 of the related expense was reflected as impairment loss during the years ended March 31, 2007, 2006, and 2005, respectively, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

     Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $194,019 for each of years ended March 31, 2007 and 2006. Of the accumulated amortization recorded on the balance sheet at March 31, 2007, $0, $6,133 and $0 of the related expense was reflected as impairment loss during the years ended March 31, 2007, 2006 and 2005, respectively, to reduce the respective net acquisition cost component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2007, 2006 and 2005

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages for the life of the Partnership. Management fees of $181,384, $181,385 and $181,385 were incurred during the years ended March 31, 2007, 2006 and 2005, respectively, of which, approximately $34,000, $53,000 and $30,000 were paid during the years ended March 31, 2007, 2006 and 2005, respectively.

     The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $22,000, $35,000 and $24,000 during the years ended March 31, 2007, 2006 and 2005, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee to the General Partner is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for the three year period ended March 31, 2007.

     The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                                                       March 31
                                                                                       ------------------------------------------
                                                                                             2007                    2006
                                                                                       ------------------     -------------------
Expenses paid by the General Partner or its affiliate on behalf of
   the Partnership                                                                   $             3,180    $              4,175

Accrued asset management fees                                                                  1,683,098               1,535,464
                                                                                       ------------------     -------------------
                                                                                     $         1,686,278    $          1,539,639
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

                For The Years Ended March 31, 2007, 2006 and 2005

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                                     June 30             September 30            December 31           March 31
                                                -----------------      -----------------      -----------------    -----------------
                    2007
                    ----
Income                                          $         5,000       $           3,000       $              -     $              -

Operating expenses                                      (48,000)                (64,000)               (48,000)             (51,000)

Loss from operations                                    (43,000)                (61,000)               (48,000)             (51,000)

Equity in losses of Local Limited
     Partnerships                                        (8,000)                 (8,000)                (8,000)             (11,000)

Interest income                                               -                       -                      -                1,000

Net loss                                                (51,000)                (69,000)               (56,000)             (61,000)

Net Loss available to Limited Partners                  (50,000)                (68,000)               (55,000)             (61,000)

Net Loss per Partnership  Unit                               (3)                     (4)                    (3)                  (4)

                                                     June 30              September 30            December 31          March 31
                                                -----------------      ------------------     -----------------    -----------------
                    2006
                    ----
Income                                           $          6,000     $           12,000     $              -     $          (8,000)

Operating expenses                                        (62,000)               (62,000)            (152,000)              (52,000)

Loss from operations                                      (56,000)               (50,000)            (152,000)              (60,000)

Equity in losses of Local Limited
    Partnerships                                          (42,000)               (40,000)             (36,000)              (14,000)

Interest income                                                 -                      -                    -                 1,000

Net loss                                                  (98,000)               (90,000)            (188,000)              (73,000)

Net Loss available to Limited Partners                    (97,000)               (89,000)            (186,000)              (72,000)

Net Loss per Partnership  Unit                                 (5)                    (5)                 (10)                   (4)

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                For The Years Ended March 31, 2007, 2006 and 2005

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) , Continued
----------------------------------------------------------------

                                                           June 30        September 30        December 31             March 31
                                                     ---------------    ----------------    ---------------   ----------------------
                    2005
                    ----
Income                                             $          5,000     $             -     $            -     $              4,000

Operating expenses                                          (60,000)            (63,000)            (71,000)             (1,032,000)

Loss from operations                                        (55,000)            (63,000)            (71,000)             (1,028,000)

Equity in losses of Local Limited
     Partnerships                                           (76,000)            (76,000)           (162,000)                  5,000

Interest income                                                   -                   -                   -                   1,000

Net loss                                                   (131,000)           (139,000)           (233,000)             (1,022,000)

Net Loss available to Limited Partners                     (130,000)           (138,000)           (230,000)             (1,012,000)

Net Loss per Partnership Unit                                    (7)                 (8)                (13)                    (56)

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

(b) There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Wilfred N. Cooper, Jr., age 44, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly Report, a Steering Member of the Housing Credit Group of the National
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historical Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay
Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

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

Michael J. Gaber, age 41, is an Executive Vice President - Oversees the Originations, Acquisitions and Real Estate Development Department, and is a member of the Acquisition Committee of Associates and Vice President of WNC Management, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

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

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Fees of 181,384, $181385 and $181,385, were incurred during the years ended March 31, 2007, 2006 and 2005, respectively. The Partnership paid the General Partner or its affiliates, approximately $34,000, $53,000 and $30,000 of those fees during the years ended March 31, 2007, 2006 and 2005, respectively.

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

(c) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $22,000, $35,000 and $24,000, during the years ended March 31, 2007, 2006 and 2005, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $0, $4,000 and $15,000 for the General Partner for the tax years ended December 31, 2006, 2005 and 2004, respectively. The General Partner is also entitled to receive a percentage of partnership gain and loss allocations,, and of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2007, 2006 and 2005.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership principal independent registered public accounting firm for the years ended March 31:

                                                            2007                      2006
                                                     --------------------      --------------------
Audit Fees                                         $              12,083     $              23,472
Audit-related Fees                                                     -                         -
Tax Fees                                                           3,000                     3,000
All Other Fees                                                         -                         -
                                                     --------------------      --------------------
TOTAL                                              $              15,083     $              26,472
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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) List of financial statements included in Part II hereof:
       --------------------------------------------------------

       Balance Sheets as of March 31, 2007 and 2006
       Statements of Operations for the years ended March 31, 2007, 2006 and
       2005
       Statements of Partners' Equity (Deficit) for the years ended March 31, 2007, 2006 and 2005
       Statements of Cash Flows for the years ended March 31, 2007, 2006 and
       2005
       Notes to Financial Statements

(a)(2) List of financial statement schedules included in Part IV hereof:
       -----------------------------------------------------------------

       Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3) Exhibits
       --------

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

99.12 Amended and Restated Agreement of Limited Partnership of Almond View Apartments, Ltd.filed as exhibit 10.11 to Form 10K dated December 31, 1993 is hereby incorporated herein by reference as exhibit 99.12.

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

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                   --------------------------------------   --------------------------------------------------------
                                             As of March 31, 2007                        As of December 31, 2006
-------------------------------------------------------------------------   --------------------------------------------------------
                                   Total Investment in     Amount of      Mortgage Balances        Buildings                  Net
 Local Limited                        Local Limited     Investment Paid   of Local Limited            and      Accumulated    Book
Partnership Name        Location       Partnerships         to Date         Partnerships     Land   Equipment  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden         Delhi,            $ 391,000        $ 391,000        $1,352,000    $ 93,000  $ 1,693,000  $ 823,000   $ 963,000
Apartment             California
Associates

Almond View           Stockton,         1,639,000        1,639,000         1,706,000     110,000    3,414,000  1,548,000   1,976,000
Apartments,           California
Ltd.

Buccaneer             Fernandia           365,000          365,000         1,436,000      60,000    2,158,000    730,000   1,488,000
Associates,           Beach, Florida
Limited

Candleridge           Perry, Iowa         126,000          126,000           672,000      50,000      884,000    412,000     522,000
Apartments of
Perry L.P. II

Colonial Village      Roseville,        2,811,000        2,811,000         1,850,000     315,000    5,042,000  2,263,000   3,094,000
Roseville             California

Dallas County         Orrville,           130,000          130,000           599,000      35,000      764,000    298,000     501,000
Housing, Ltd.         Alabama

La Paloma del Sol     Deming, New         254,000          254,000         1,393,000     101,000    1,761,000    609,000   1,253,000
Limited               Mexico
Partnership

Memory Lane           Yankton,            151,000          151,000           662,000      25,000      893,000    516,000     402,000
Limited               South Dakota
Partnership

Nueva Sierra          Richgrove,        1,688,000        1,688,000         2,284,000     115,000    3,137,000    930,000   2,322,000
Vista Associates      California

Old Fort Highway      Hidalgo, Texas      249,000          249,000         1,242,000      77,000    1,696,000    593,000   1,180,000
Limited Partnership

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                 --------------------------------------   ----------------------------------------------------------
                                          As of March 31, 2007                            As of December 31, 2006
-----------------------------------------------------------------------   ----------------------------------------------------------
                                   Total Investment in     Amount of     Mortgage Balances       Buildings                  Net
 Local Limited                        Local Limited     Investment Paid  of Local Limited           and     Accumulated    Book
Partnership Name        Location       Partnerships         to Date        Partnerships    Land  Equipment Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi                 Orosi,            461,000          461,000         1,846,000      100,000   2,397,000     629,000    1,868,000
Apartments,           California
Ltd.

Parlier Garden        Parlier,          453,000          453,000         1,664,000      138,000   2,070,000     689,000    1,519,000
Apts.                 California

Rosewood Apartments   Superior,         185,000          185,000           413,000            -     767,000     253,000      514,000
Limited Partnership   Wisconsin

Sun Manor, L.P.       Itta Bena,        230,000          230,000         1,031,000       40,000   1,325,000     609,000      756,000
                      Mississippi

Tahoe Pines           South Lake      1,633,000        1,633,000         1,587,000       87,000   3,237,000   1,471,000    1,853,000
Apartments            Tahoe,
                      California

Venus Retirement      Venus, Texas      161,000          161,000           707,000       32,000     618,000     412,000      238,000
Village, Ltd.

Walnut - Pixley,      Orange,         1,078,000        1,078,000           900,000      690,000   2,078,000     853,000    1,915,000
L.P.                  California

Winters Investment    Winters,          531,000          531,000         1,785,000      165,000   2,427,000     645,000    1,947,000
Group                 California    -----------      -----------      -------------  -----------   ---------  ----------  ----------
                                   $ 12,536,000     $ 12,536,000       $23,129,000   $2,233,000 $36,361,000 $14,283,000  $24,311,000
                                    ===========      ===========      =============  =========== ==========  ==========  ===========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                              --------------------------------------------------------------------------------------
                                                                           For the year ended December 31, 2006
                                              --------------------------------------------------------------------------------------
                                                                            Year                                Estimated
Local Limited                                                             Investment                           Useful Life
Partnership Name          Rental Income         Net Income (Loss)          Acquired         Status                (Years)
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden             $ 198,000          (30,000)                1994          Completed             27.5
Apartment
Associates

Almond View                 245,000         (306,000)                1994          Completed             27.5
Apartments, Ltd.

Buccaneer                   257,000          (53,000)                1994          Completed               40
Associates,
Limited

Candleridge                 153,000             4,000                1994          Completed             27.5
Apartments of
Perry L.P. II

Colonial Village            537,000          (30,000)                1993          Completed             27.5
Roseville

Dallas County                78,000          (15,000)                1993          Completed               40
Housing, Ltd.

La Paloma del Sol           193,000           (6,000)                1993          Completed               40
Limited Partnership

Memory Lane                  81,000          (14,000)                1994          Completed               25
Limited
Partnership

Nueva Sierra                177,000         (121,000)                1994          Completed               40
Vista Associates

Old Fort Limited            214,000          (42,000)                1993          Completed               40
Partnership

Orosi Apartments,           230,000          (18,000)                1993          Completed               50
Ltd.

Parlier Garden Apts.        288,000            17,000                1994          Completed               40

Rosewood Apartments          94,000           (1,000)                1994          Completed               40
Limited Partnership

Sun Manor, L.P.             170,000          (32,000)                1993          Completed             27.5

Tahoe Pines                 225,000         (141,000)                1994          Completed             27.5
Apartments

Venus Retirement            103,000          (28,000)                1993          Completed               25
Village, Ltd.

Walnut - Pixley, L.P.       181,000            5,000                 1993          Completed               40

Winters Investment Group    278,000           18,000                 1994          Completed               50
                         ----------         --------
                         $3,702,000       $ (793,000)
                         ==========       ==========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                  -------------------------------------   ----------------------------------------------------------
                                          As of March 31, 2006                            As of December 31, 2005
-----------------------------------------------------------------------   ----------------------------------------------------------
                                   Total Investment in     Amount of     Mortgage Balances       Buildings                  Net
 Local Limited                        Local Limited     Investment Paid  of Local Limited           and     Accumulated    Book
Partnership Name        Location       Partnerships         to Date        Partnerships    Land  Equipment Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden         Delhi,         $ 391,000          $ 391,000        $ 1,359,000    $93,000  $1,693,000  $ 759,000   $ 1,027,000
Apartment             California
Associates

Almond View           Stockton,      1,639,000          1,639,000          1,718,000     110,000  3,415,000  1,428,000     2,096,000
Apartments, Ltd.      California

Buccaneer             Fernandia        365,000            365,000          1,443,000      60,000  2,158,000    676,000     1,542,000
Associates,           Beach,
Limited               Florida

Candleridge          Perry,            126,000            126,000            677,000      50,000    880,000    378,000       552,000
Apartments of        Iowa
Perry L.P. II

Colonial Village     Roseville,      2,811,000          2,811,000          1,898,000     315,000  5,043,000  2,085,000     3,273,000
Roseville            California

Dallas County        Orrville,         130,000            130,000            601,000      35,000    764,000    276,000       524,000
Housing, Ltd.        Alabama

La Paloma del        Deming,           254,000            254,000          1,400,000     101,000  1,756,000    559,000     1,297,000
Sol Limited          New Mexico
Partnership

Memory Lane          Yankton,          151,000            151,000            666,000      25,000    889,000    486,000       428,000
Limited              South Dakota
Partnership

Nueva Sierra         Richgrove,      1,688,000          1,688,000          1,623,000     115,000  3,137,000    850,000     2,402,000
Vista                California
Associates

Old Fort             Hidalgo,          249,000            249,000          1,248,000      77,000  1,661,000    543,000     1,195,000
Highway              Texas
Limited
Partnership

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                  -------------------------------------   ----------------------------------------------------------
                                          As of March 31, 2006                            As of December 31, 2005
-----------------------------------------------------------------------   ----------------------------------------------------------
                                   Total Investment in     Amount of     Mortgage Balances       Buildings                  Net
 Local Limited                        Local Limited     Investment Paid  of Local Limited           and     Accumulated    Book
Partnership Name        Location       Partnerships         to Date        Partnerships    Land  Equipment Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments, Ltd.  Orosi, California     461,000       461,000       1,865,000     100,000   2,391,000     572,000    1,919,000

Parlier Garden Apts.    Parlier, California   453,000       453,000       1,673,000     138,000   2,070,000     637,000    1,571,000

Rosewood Apartments     Superior, Wisconsin   185,000       185,000         428,000           -     767,000     234,000      534,000
Limited Partnership

Sun Manor, L.P.         Itta Bena,            230,000       230,000       1,036,000      40,000   1,319,000     559,000      800,000
                        Mississippi

Tahoe Pines Apartments  South Lake Tahoe,   1,633,000     1,633,000       1,607,000      87,000   3,236,000   1,356,000    1,967,000
                        California

Venus Retirement        Venus, Texas          161,000       161,000         710,000      32,000    618,000      381,000      269,000
Village, Ltd.

Walnut - Pixley, L.P.   Orange, California  1,078,000     1,078,000         927,000     690,000   2,078,000     798,000    1,970,000

Winters Investment      Winters,              531,000       531,000       1,794,000     165,000   2,427,000     597,000    1,995,000
Group                   California       ------------    ----------    ------------   ---------  -----------  ---------   ----------
                                         $ 12,536,000  $ 12,536,000    $ 22,673,000  $2,233,000 $36,302,000 $13,174,000  $25,361,000
                                         ============  ============    ============  ========== =========== ===========  ===========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                              --------------------------------------------------------------------------------------
                                                                           For the year ended December 31, 2005
                                              --------------------------------------------------------------------------------------
                                                                                        Year                             Estimated
Local Limited                                                                         Investment                        Useful Life
Partnership Name                      Rental Income    Net Income (Loss)              Acquired         Status            (Years)
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden Apartment Associates      $ 190,000        $ (47,000)                     1994          Completed             27.5

Almond View Apartments, Ltd.              245,000         (238,000)                     1994          Completed             27.5

Buccaneer Associates, Limited             245,000          (33,000)                     1994          Completed               40

Candleridge Apartments of Perry L.P. II   151,000          (10,000)                     1994          Completed             27.5

Colonial Village Roseville                541,000          (12,000)                     1993          Completed             27.5

Dallas County Housing, Ltd.                67,000          (29,000)                     1993          Completed               40

La Paloma del Sol Limited Partnership     182,000           (3,000)                     1993          Completed               40

Memory Lane Limited Partnership            79,000          (13,000)                     1994          Completed               25

Nueva Sierra Vista Associates             168,000         (128,000)                     1994          Completed               40

Old Fort Limited Partnership              203,000          (31,000)                     1993          Completed               40

Orosi Apartments, Ltd.                    232,000          (10,000)                     1993          Completed               50

Parlier Garden Apts.                      293,000           16,000                      1994          Completed               40

Rosewood Apartments                        89,000           (5,000)                     1994          Completed               40
Limited Partnership

Sun Manor, L.P.                           147,000          (60,000)                     1993          Completed             27.5

Tahoe Pines Apartments                    226,000         (140,000)                     1994          Completed             27.5

Venus Retirement Village, Ltd.             99,000          (27,000)                     1993          Completed               25

Walnut - Pixley, L.P.                     168,000          (20,000)                     1993          Completed               40

Winters Investment Group                  278,000           24,000                      1994          Completed               50
                                     ------------      -----------
                                      $ 3,603,000        $(766,000)
                                     ============      ============

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                  -------------------------------------   ----------------------------------------------------------
                                          As of March 31, 2005                            As of December 31, 2004
-----------------------------------------------------------------------   ----------------------------------------------------------
                                   Total Investment in     Amount of     Mortgage Balances       Buildings                  Net
 Local Limited                        Local Limited     Investment Paid  of Local Limited           and     Accumulated    Book
Partnership Name        Location       Partnerships         to Date        Partnerships    Land  Equipment Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden        Delhi,             $ 391,000         $ 391,000       $ 1,365,000   $ 93,000  $1,686,000 $ 695,000   $ 1,084,000
Apartment            California
Associates

Almond View          Stockton,          1,639,000         1,639,000         1,729,000    110,000   3,414,000 1,307,000     2,217,000
Apartments,          California
Ltd.

Buccaneer            Fernandia Beach,     365,000           365,000         1,450,000     60,000   2,158,000   622,000     1,596,000
Associates,          Florida
Limited

Candleridge          Perry, Iowa          126,000           126,000          682,000      50,000     874,000   344,000       580,000
Apartments of
Perry L.P. II

Colonial Village     Roseville,         2,811,000         2,811,000        1,940,000     315,000   5,039,000 1,906,000     3,448,000
Roseville            California

Dallas County        Orrville, Alabama    130,000           130,000          604,000      35,000     764,000   252,000       547,000
Housing, Ltd.

La Paloma del Sol    Deming,              254,000           254,000        1,407,000     101,000   1,726,000   511,000     1,316,000
Limited Partnership  New Mexico

Memory Lane Limited  Yankton, South       151,000           151,000          670,000      25,000     888,000   457,000       456,000
Partnership          Dakota

Nueva Sierra         Richgrove,         1,688,000         1,688,000        1,624,000     115,000   3,137,000   771,000     2,481,000
Vista Associates     California

Old Fort Highway     Hidalgo, Texas       249,000           249,000        1,254,000      77,000   1,647,000   496,000     1,228,000
Limited Partnership

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                  -------------------------------------   ----------------------------------------------------------
                                          As of March 31, 2005                            As of December 31, 2004
-----------------------------------------------------------------------   ----------------------------------------------------------
                                   Total Investment in     Amount of     Mortgage Balances       Buildings                  Net
 Local Limited                        Local Limited     Investment Paid  of Local Limited           and     Accumulated    Book
Partnership Name        Location       Partnerships         to Date        Partnerships    Land  Equipment Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Orosi Apartments, Ltd.  Orosi,           461,000          461,000         1,883,000     100,000    2,385,000    516,000    1,969,000
                        California

Parlier Garden Apts.    Parlier,         453,000          453,000         1,680,000     138,000    2,070,000    584,000    1,624,000
                        California

Rosewood Apartments     Superior,        185,000          185,000           443,000           -      767,000    215,000      552,000
Limited Partnership     Wisconsin

Sun Manor, L.P.         Itta Bena,       230,000          230,000         1,040,000      40,000    1,312,000    510,000      842,000
                        Mississippi

Tahoe Pines Apartments  South Lake     1,633,000        1,633,000         1,624,000      87,000    3,236,000  1,240,000    2,083,000
                        Tahoe,
                        California

Venus Retirement        Venus, Texas     161,000          161,000           713,000      32,000      618,000    350,000      300,000
Village, Ltd.

Walnut - Pixley,        Orange,        1,078,000        1,078,000         1,635,000     690,000    2,078,000    742,000    2,026,000
L.P.                    California

Winters Investment      Winters,         531,000          531,000         1,802,000     165,000    2,427,000    549,000    2,043,000
Group                   California  ------------      -----------      ------------ -----------  ----------- ---------- ------------
                                    $ 12,536,000     $ 12,536,000      $ 23,545,000  $2,233,000  $36,226,000 12,067,000 $ 26,392,000
                                    ============     ============      ============ ===========  =========== ========== ============

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                             --------------------------------------------------------------------------------------
                                                                           For the year ended December 31, 2005
                                              --------------------------------------------------------------------------------------
                                                                                        Year                             Estimated
Local Limited                                                                         Investment                        Useful Life
Partnership Name                                   Rental Income    Net Income (Loss)  Acquired         Status            (Years)
------------------------------------------------------------------------------------------------------------------------------------
Almond Garden Apartment Associates                   $ 219,000        $ (39,000)         1994          Completed             27.5

Almond View Apartments, Ltd.                           240,000         (228,000)         1994          Completed             27.5

Buccaneer Associates, Limited                          241,000          (40,000)         1994          Completed               40

Candleridge Apartments of Perry L.P. II                148,000          (15,000)         1994          Completed             27.5

Colonial Village Roseville                             545,000            1,000          1993          Completed             27.5

Dallas County Housing, Ltd.                             76,000          (22,000)         1993          Completed               40

La Paloma del Sol Limited Partnership                  182,000           (5,000)         1993          Completed               40

Memory Lane Limited Partnership                         80,000          (22,000)         1994          Completed               25

Nueva Sierra Vista Associates                          159,000         (161,000)         1994          Completed               40

Old Fort Limited Partnership                           195,000          (29,000)         1993          Completed               40

Orosi Apartments, Ltd.                                 234,000          (12,000)         1993          Completed               50

Parlier Garden Apts.                                   303,000           27,000          1994          Completed               40

Rosewood Apartments Limited Partnership                 91,000           (7,000)         1994          Completed               40

Sun Manor, L.P.                                        150,000          (31,000)         1993          Completed             27.5

Tahoe Pines Apartments                                 202,000         (138,000)         1994          Completed             27.5

Venus Retirement Village, Ltd.                          95,000          (30,000)         1993          Completed               25

Walnut - Pixley, L.P.                                  167,000          (35,000)         1993          Completed               40

Winters Investment Group                               279,000            8,000          1994          Completed               50
                                                   -----------       -----------
                                                   $ 3,606,000        $(778,000)
                                                   ===========       ===========

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

Date:
     -------------------

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

Date:    March 6, 2008




By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (Chief financial officer and Chief accounting officer)

Date:    March 6, 2008




By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:    March 6, 2008





By:      /s/ Kay L. Cooper
         -----------------
         Kay L. Cooper,
         Director of WNC & Associates, Inc.

Date:    March 6, 2008