Form 10-Q
period 2007-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2008-09-23
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark  One)  |X|  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

                                 (714) 662-5565
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___No _X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___No _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___No _X__

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2007


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

             Balance Sheets
                       As of June 30, 2007 and March 31, 2007..................3

             Statements of Operations
                       For the Three Months Ended June 30, 2007 and 2006.......4

             Statement of Partners' Equity (Deficit)
                       For the Three Months Ended June 30, 2007................5

            Statements of Cash Flows
                       For the Three Months Ended June 30, 2007 and 2006.......6

             Notes to Financial Statements.....................................7

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................15

         Item 3. Quantitative and Qualitative Disclosures about Market Risks..16

         Item 4T. Controls and Procedures.....................................16


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................17

         Item 1A. Risk Factors................................................17

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.17

         Item 3.  Defaults Upon Senior Securities.............................17

         Item 4.  Submission of Matters to a Vote of Security Holders.........17

         Item 5.  Other Information...........................................17

         Item 6.  Exhibits....................................................17

         Signatures ..........................................................18

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                    June 30, 2007                     March 31, 2007
                                                                -----------------------             -------------------
ASSETS

Cash                                                            $             247,124               $         239,164
Investments in Local Limited Partnerships, net (Note 2)                     1,805,863                       1,815,552
                                                                -----------------------             -------------------

         Total Assets                                           $           2,052,987               $       2,054,716
                                                                =======================             ===================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                       $           1,720,264               $       1,686,278
                                                                -----------------------             -------------------

Partners' equity (deficit):
  General Partner                                                            (166,804)                       (166,447)
  Limited Partners (30,000 Partnership Units
     authorized; 18,000 Partnership Units issued
     and outstanding)                                                         499,527                         534,885
                                                               -----------------------             -------------------

     Total Partners' Equity                                                   332,723                         368,438
                                                                -----------------------             -------------------

         Total Liabilities and Partners' Equity                 $           2,052,987               $       2,054,716
                                                                =======================             ===================

                 See accompanying notes to financial statements
                                        3

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                 2007                              2006
                                                             Three Months                      Three Months
                                                      ---------------------------    ----------------------------------
Distribution income                                   $                  17,481      $                          1,884
Reporting fees                                                            2,750                                 3,069
                                                      ---------------------------    ----------------------------------

    Total operating income                                               20,231                                 4,953
                                                      ---------------------------    ----------------------------------

Operating expenses:
  Amortization (Note 2)                                                   2,129                                 2,129
  Asset management fees (Note 3)                                         45,346                                45,346
  Legal and accounting fees                                                   -                                   234
  Other                                                                   1,140                                   712
                                                      ---------------------------    ----------------------------------

   Total operating expenses                                              48,615                                48,421
                                                      ---------------------------    ----------------------------------

Loss from operations                                                    (28,384)                              (43,468)

Equity in losses of
 Local Limited Partnerships (Note 2)                                     (7,560)                               (7,560)

Interest income                                                             229                                   292
                                                      ---------------------------    ----------------------------------

Net loss                                              $                 (35,715)     $                        (50,736)
                                                      ===========================    ==================================

Net loss allocated to:
  General Partner                                     $                    (357)     $                           (507)
                                                      ===========================    ==================================

  Limited Partners                                    $                 (35,358)     $                        (50,229)
                                                      ===========================    ==================================

Net loss per Partnership Unit                         $                      (2)     $                             (3)
                                                      ===========================    ==================================

Outstanding weighted Partnership Units                                   18,000                                18,000
                                                      ===========================    ==================================

                 See accompanying notes to financial statements
                                        4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2007
                                   (Unaudited)


                                                            General               Limited
                                                            Partner              Partners                Total
                                                        -----------------     ----------------   ----------------------
Partners' equity (deficit) at March 31, 2007            $      (166,447)      $       534,885    $             368,438

Net loss                                                           (357)              (35,358)                 (35,715)
                                                        -----------------     ----------------   ----------------------

Partners' equity (deficit) at June 30, 2007             $      (166,804)      $       499,527    $             332,723
                                                        =================     ================   ======================

                 See accompanying notes to financial statements
                                        5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)


                                                                              2007                      2006
                                                                        ------------------        ------------------
Cash flows from operating activities:
  Net loss                                                              $        (35,715)         $        (50,736)
     Adjustments to reconcile net loss to
       cash provided by (used in) operating activities:
       Amortization                                                                2,129                     2,129
       Equity in losses of Local Limited Partnerships                              7,560                     7,560
        Change in accrued fees and expenses due to
               General Partner and affiliates                                     33,986                    35,667
                                                                        ------------------        ------------------

Net cash provided by (used in) operating activities                                7,960                    (5,380)
                                                                        ------------------        ------------------

Net increase (decrease) in cash                                                    7,960                    (5,380)

Cash, beginning of period                                                        239,164                   253,910
                                                                        ------------------        ------------------
Cash, end of period                                                     $        247,124          $        248,530
                                                                        ==================        ==================
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                            $              -          $              -
                                                                        ==================        ==================


                 See accompanying notes to financial statements
                                       6

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

Organization

WNC California Housing Tax Credits III, L.P. a California Limited Partnership (the "Partnership"), was formed on October 5, 1992 under the laws of the state of California and began operations on July 19, 1993. The Partnership was formed to invest primarily in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes (the "Housing Complexes") that are eligible for Federal Low Income Housing Tax Credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper Sr. are the general partners of the General Partner. The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner as the Partnership has no employees of their own.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funded reserves equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partners.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The  Partnership   currently  has  insufficient  working  capital  to  fund  its operations. Associates has agreed to continue providing advices sufficient enough to fund the operations and the Partnership through April 30, 2009.

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

Exit Strategy

The IRS compliance period for Low Income Housing Tax Credits Housing Complexes is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of June 30, 2007, none of the Local Limited Partnerships have completed the 15 year compliance period.

With that in mind, the Partnership is continuing to review the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed at any time by the General Partner in its discretion. As of June 30, 2007, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes that have met their compliance period continue to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2007.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2007 and 2006 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnerships balance in investments in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2007, 17 investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. For all periods presented, the Partnership had no cash equivalents.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability and/or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.


Concentration of Credit Risk

At June 30, 2007, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Reporting Comprehensive Income

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2007 and 2006 was $2,129.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2007, the Partnership had acquired limited partnership interests in eighteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 635 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership's business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:


                                                                          For the Three                For the Year
                                                                           Months Ended                   Ended
                                                                          June 30, 2007               March 31, 2007
                                                                        -------------------         -------------------
Investments per balance sheet, beginning of period                      $       1,815,552           $        1,891,029
Equity in losses of Local Limited Partnerships                                     (7,560)                     (34,921)
Distributions received from Local Limited Partnerships                                  -                      (32,040)
Amortization of capitalized acquisition fees and costs                             (2,129)                      (8,516)
                                                                        -------------------         -------------------

  Investments per balance sheet, end of period                          $       1,805,863           $        1,815,552
                                                                        ===================         ===================


                                                                 For the Three Months
                                                                         Ended                  For the Year Ended
                                                                     June 30, 2007                March 31, 2007
                                                                 ----------------------       ----------------------
Investments in Local Limited Partnerships, net                   $           1,671,714        $           1,679,274
Acquisition fees and costs, net of accumulated
amortization of $1,679,870 and $1,677,741                                      134,149                      136,278
                                                                 ----------------------       ----------------------

Investments per balance sheet, end of period                     $           1,805,863        $           1,815,552
                                                                 ======================       ======================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested as follows:

                             COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                              2007                      2006
                                                      ----------------------     --------------------
  Revenue                                             $            960,000       $          960,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                            682,000                  682,000
     Interest expense                                              196,000                  196,000
     Depreciation and amortization                                 280,000                  280,000
                                                      ----------------------     --------------------

  Total expenses                                                 1,158,000                1,158,000
                                                      ----------------------     --------------------

  Net loss                                                        (198,000)                (198,000)
                                                      ======================     ====================

  Net loss allocable to the Partnership               $           (167,000)      $         (167,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership                $             (8,000)      $           (8,000)
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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,485,849 and$1,483,720 as of June 30, 2007 and March 31, 2007, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $194,019 as of ended June 30, 2007 and March 31, 2007.

(c) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $45,346 were incurred during each of the three months ended June 30, 2007 and 2006. The Partnership paid the General Partner or its affiliates $12,500 and $10,625 of those fees during the three months ended June 30, 2007 and 2006, respectively.

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

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are $0 during each of the three months ended June 30, 2007 and 2006, respectively.

The accrued fees and expenses due to General Partner and/or its affiliates consist of the following:


                                                                      June 30, 2007              March 31, 2007
                                                                 ----------------------      ----------------------
Reimbursement for expenses paid by the General
   Partner and/or its affiliate                                  $               4,320       $               3,180
Accrued asset management fees                                                1,715,944                   1,683,098
                                                                 ----------------------      ----------------------
                                                                 $           1,720,264       $           1,686,278
                                                                 ======================      ======================

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

Subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2007 and 2006, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2007 consisted primarily of $247,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $1,806,000. Liabilities at June 30, 2007 primarily consisted of $1,720,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. The Partnership's net loss for the three months ended June 30, 2007 was $(36,000), reflecting a decrease of $15,000 from the $(51,000) net loss for the three months ended June 30, 2006. The decrease in net loss was due to the loss from operations which decreased by $15,000 to $(28,000) for the three months ended June 30, 2007 from $(43,000) for the three months ended June 30, 2006, which was due to a $15,000 increase in distribution income for the three months ended June 30, 2007. The increase in distribution income was due to the fact that Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. Net cash provided during the three months ended June 30, 2007 was $8,000 compared to net cash used in the three months ended June 30, 2006 of $(5,000). The $13,000 net cash increase was due to an increase of $13,000 in cash flows provided by operating activities, which comprised of a $15,000 increase in cash collected in distribution income (see discussion above in "Results of Operations") offset by an additional $2,000 in cash paid to the General Partner or affiliate for accrued asset management fees for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

During the three months ended June 30, 2007 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $34,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2007 accrued payables, which consist primarily of asset management fees to the General partner or affiliates, increased by $34,000. The General partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         NOT APPLICABLE

Item 4T.  Controls and Procedures

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

This quarterly report does not include an attestation report of the partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the partnership to provide only management's report in this quarterly report.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         NONE

Item 1A. Risk Factors

          No material changes in risk factors as previously disclosed in the Partnership's Form 10-K.

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




By:  /s/ Wilfred N. Cooper Jr.
------------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  September 23, 2008




By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha,
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  September 23, 2008