Form 10-Q
period 2007-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2008-09-25
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark  One)  |X|  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2007



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

             Balance Sheets
                  As of September 30, 2007 and March 31, 2007..................3

             Statements of Operations
                  For the Three and Six Months Ended September 30, 2007
                     and 2006..................................................4

             Statement of Partners' Equity (Deficit)
                  For the Six Months Ended September 30, 2007..................5

             Statements of Cash Flows
                 For the Six Months Ended September 30, 2007 and 2006..........6

             Notes to Financial Statements.....................................7

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................15

         Item 3. Quantitative and Qualitative Disclosures about Market Risk...16

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

         Item 5.  Other Information...........................................17

         Item 6.  Exhibits....................................................17

         Signatures ..........................................................18

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)



                                                                  September 30, 2007                  March 31, 2007
                                                                -----------------------             -------------------
ASSETS

Cash                                                            $             266,861               $         239,164
Investments in Local Limited Partnerships, net (Note 2)                     1,764,134                       1,815,552
                                                                -----------------------             -------------------

         Total Assets                                           $           2,030,995               $       2,054,716
                                                                =======================             ===================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                       $           1,762,840               $       1,686,278
                                                                -----------------------             -------------------

Partners' equity (deficit):
  General Partner                                                            (167,450)                       (166,447)
  Limited Partners (30,000 Partnership Units
     authorized; 18,000 Partnership Units issued
     and outstanding)                                                         435,605                         534,885
                                                                -----------------------             -------------------

     Total Partners' Equity                                                   268,155                         368,438
                                                                -----------------------             -------------------

         Total Liabilities and Partners' Equity                 $           2,030,995               $       2,054,716
                                                                =======================             ===================

                 See accompanying notes to financial statements
                                        3

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)


                                                            2007                                    2006
                                            -------------------------------------   -------------------------------------
                                              Three Months         Six Months        Three Months          Six Months
                                            -----------------   -----------------   ----------------    -----------------
Distribution income                         $          2,875    $        20,356     $             -     $         1,884
Reporting fees                                         1,500              4,250               2,600               5,669
                                            -----------------   -----------------   ----------------    -----------------

    Total operating income                  $          4,375             24,606               2,600               7,553
                                            -----------------   -----------------   ----------------    -----------------
Operating expenses:
  Amortization (Note 2)                                2,129              4,258               2,129               4,258
  Asset management fees (Note 3)                      45,346             90,692              45,346              90,692
  Legal and accounting fees                           14,050             14,050              15,400              15,634
  Other                                                    -              1,140               1,333               2,045
                                            -----------------   -----------------   ----------------    -----------------
    Total operating expenses                          61,525            110,140              64,208             112,629
                                            -----------------   -----------------   ----------------    -----------------

Loss from operations                                 (57,150)           (85,534)            (61,608)           (105,076)

Equity in losses of

 Local Limited Partnerships (Note 2)                  (7,560)           (15,120)             (7,560)            (15,120)

Interest income                                          142                371                 302                 594
                                            -----------------   -----------------   ----------------    -----------------

Net loss                                    $        (64,568)   $      (100,283)    $       (68,866)    $      (119,602)
                                            =================   =================   ================    =================
Net loss allocated to:
  General Partner                           $           (646)   $        (1,003)    $          (689)    $        (1,196)
                                            =================   =================   ================    =================

  Limited Partners                          $        (63,922)   $       (99,280)    $       (68,177)    $      (118,406)
                                            =================   =================   ================    =================


Net loss per Partnership Unit               $             (4)   $            (6)    $            (4)    $            (7)
                                            =================   =================   ================    =================
Outstanding weighted Partnership
    Units                                             18,000             18,000              18,000              18,000
                                            =================   =================   ================    =================

                 See accompanying notes to financial statements
                                             4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2007
                                   (Unaudited)


                                                            General               Limited
                                                            Partner               Partners                Total
                                                        -----------------     ----------------   ----------------------
Partners' equity (deficit) at March 31, 2007            $      (166,447)      $      534,885    $              368,438

Net loss                                                         (1,003)             (99,280)                 (100,283)
                                                        -----------------     ----------------   ----------------------

Partners' equity (deficit) at September 30, 2007        $      (167,450)      $      435,605     $             268,155
                                                        =================     ================   ======================



                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)


                                                                              2007                      2006
                                                                        ------------------        ------------------
Cash flows from operating activities:
  Net loss                                                             $         (100,283)        $        (119,602)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                                4,258                     4,258
       Equity in losses of Local Limited Partnerships                             15,120                    15,120
       Change in accrued fees and expenses due to
               General Partner and affiliates                                     76,562                    82,001
                                                                        ------------------        ------------------

Net cash used in operating activities                                             (4,343)                  (18,223)
                                                                        ------------------        ------------------

Cash flows from investing activities:
     Distributions received from Local Limited Partnerships                        32,040                    32,039
                                                                        ------------------        ------------------
Net cash provided by investing activities                                          32,040                    32,039
                                                                        ------------------        ------------------
Net increase in cash                                                               27,697                    13,816

Cash, beginning of period                                                         239,164                   253,910
                                                                        ------------------        ------------------
Cash, end of period                                                    $          266,861         $         267,726
                                                                        ==================        ==================
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                            $              -          $              -
                                                                        ==================        ==================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------
General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

Organization

WNC California Housing Tax Credits III, L.P. a California Limited Partnership (the "Partnership"), was formed on October 5, 1992 under the laws of the state of California and began operations on July 19, 1993. The Partnership was formed to invest primarily in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes (the "Housing Complexes") that are eligible for Federal Low Income Housing Tax Credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
---------------------------------------------------------------

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
---------------------------------------------------------------

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

Exit Strategy

The IRS compliance period for Low Income Housing Tax Credit Housing Complexes is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of September 30, 2007, none of the Local Limited Partnerships had completed the 15-year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed at any time by the General Partner in its discretion. As of September 30, 2007, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes that have met their compliance period continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2007.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2007
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------

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

"Equity in losses of Local Limited Partnerships" for the periods ended September 30, 2007 and 2006 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received from the Local Limited Partnership's are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of September 30, 2007, 17 investment accounts in Local Limited Partnerships had reached a zero balance.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2007
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------
Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. As of September 30, 2007 and March 31, 2007, the Partnership had no cash equivalents.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability and/or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Concentration of Credit Risk

At September 30, 2007, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the six months ended September 30, 2007 and 2006 was $4,258.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2007, the Partnership had acquired limited partnership interests in eighteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 635 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership's business decisions require approval from the Partnership. The Partnership, as alimited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2007
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                         For the Six                 For the Year
                                                                         Months Ended                   Ended
                                                                      September 30, 2007            March 31, 2007
                                                                      -------------------         -------------------
Investments per balance sheet, beginning of period                    $       1,815,552           $        1,891,029
Equity in losses of Local Limited Partnerships                                  (15,120)                     (34,921)
Distributions received from Local Limited Partnerships                          (32,040)                     (32,040)
Amortization of capitalized acquisition fees and costs                           (4,258)                      (8,516)
                                                                      -------------------         -------------------

Investments per balance sheet, end of period                          $       1,764,134           $        1,815,552
                                                                      ===================         ===================


                                                                  For the Six Months
                                                                         Ended                  For the Year Ended
                                                                   September 30, 2007            March 31, 2007
                                                                 ----------------------       ----------------------
Investments in Local Limited Partnerships, net                   $           1,632,114        $           1,679,274
Acquisition fees and costs, net of accumulated
amortization of $1,681,999 and $1,677,741                                      132,020                      136,278
                                                                 ----------------------       ----------------------

Investments per balance sheet, end of period                     $           1,764,134        $           1,815,552
                                                                 ======================       ======================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2007
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested as follows:


                             COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                              2007                      2006
                                                      ----------------------     --------------------
  Revenue                                             $          1,919,000       $        1,919,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                          1,365,000                1,365,000
     Interest expense                                              392,000                  392,000
     Depreciation and amortization                                 559,000                  559,000
                                                      ----------------------     --------------------

  Total expenses                                                 2,316,000                2,316,000
                                                      ----------------------     --------------------

  Net loss                                                        (397,000)                (397,000)
                                                      ======================     ====================

  Net loss allocable to the Partnership               $           (333,000)      $         (333,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership                $            (15,000)      $          (15,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,487,978 and $1,483,720 as of September 30, 2007 and March 31, 2007, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $194,019 as of ended September 30, 2007 and March 31, 2007.

(c) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $90,692 were incurred during each of the six months ended September 30, 2007 and 2006. The Partnership paid the General Partner or its affiliates $25,000 and $21,250 of those fees during the six months ended September 30, 2007 and 2006, respectively.

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

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are $4,320 and $5,121 during the six months ended September 30, 2007 and 2006, respectively.

The accrued fees and expenses due to General Partner and/or its affiliates consist of the following:

                                                                  September 30, 2007            March 31, 2007
                                                                 ----------------------      ----------------------
Expenses paid by the General Partners and/or its affiliate
    on behalf of the Partnership                                 $              14,050       $              3,180
Accrued asset management fees                                                1,748,790                  1,683,098
                                                                 ----------------------      ----------------------
                                                                 $           1,762,840       $          1,686,278
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

Subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2007 and 2006, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2007 consisted primarily of $267,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $1,764,000. Liabilities at September 30, 2007 primarily consisted of $1,763,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006. The Partnership's net loss for the three months ended September 30, 2007 was $(65,000), reflecting a decrease of $4,000 from the $(69,000) net loss for the three months ended September 30, 2006. The decrease in net loss is due to a $2,000 increase in operating income which was comprised of a $3,000 increase in distribution income offset by a $(1,000) decrease in reporting fees. The differences in the reporting fees and distribution income are due to the fact that Local Limited Partnerships pay distributions and reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Additionally there was a $1,000 decrease in legal and accounting fees along with a $1,000 decrease in other operating expenses.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006. The Partnership's net loss for the six months ended September 30, 2007 was $(100,000), reflecting a decrease of $20,000 from the $(120,000) net loss for the six months ended September 30, 2006. The decrease in net loss is primarily due to a $17,000 increase in operating income which was comprised of a $18,000 increase in distribution income offset by a $(1,000) decrease in reporting fees. The differences in the reporting fees and distribution income are due to the fact that Local Limited Partnerships pay distributions and reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Additionally there was a $2,000 decrease in legal and accounting fees along with a $1,000 decrease in other operating expenses for the six months ended September 30, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006. Net cash provided during the six months ended September 30, 2007 was $28,000 compared to net cash provided by during the six months ended September 30, 2006 of $14,000. The $14,000 net cash increase was primarily due to a $14,000 decrease in the cash used in operating activities, which was attributable to a $19,000 increase in cash received in operating income offset by an additional $5,000 in cash paid to the General Partners or affiliates for accrued asset management fees.

During the six months ended September 30, 2007 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $77,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: Septmember 23, 2008





By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha,
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: Septmember 23, 2008