Form 10-Q
period 2007-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2008-09-25
CIK 892997

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2007

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

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2007



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

            Balance Sheets
                As of December 31, 2007 and March 31, 2007.....................3

            Statements of Operations
                For the Three and Nine Months Ended December 31, 2007
                         and 2006..............................................4

            Statement of Partners' Equity (Deficit)
                For the Nine Months Ended December 31, 2007....................5

            Statements of Cash Flows
                For the Nine Months Ended December 31, 2007 and 2006...........6

            Notes to Financial Statements......................................7

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

         Item 5.  Other Information...........................................17

         Item 6.  Exhibits....................................................17

         Signatures ..........................................................18

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                   December 31, 2007                   March 31, 2007
                                                                -----------------------             -------------------
ASSETS

Cash                                                            $             252,354               $          239,164
Investments in Local Limited Partnerships, net (Note 2)                     1,754,445                        1,815,552
                                                                -----------------------             -------------------

         Total Assets                                           $           2,006,799               $        2,054,716
                                                                =======================             ===================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                       $           1,795,711               $        1,686,278
                                                                -----------------------             -------------------


Partners' equity (deficit):
  General Partner                                                            (168,021)                        (166,447)
  Limited Partners (30,000 Partnership Units
     authorized; 18,000 Partnership Units issued
     and outstanding)                                                         379,109                          534,885
                                                                -----------------------             -------------------


     Total Partners' Equity                                                   211,088                          368,438
                                                                -----------------------             -------------------

         Total Liabilities and Partners' Equity                 $           2,006,799               $        2,054,716
                                                                =======================             ===================


                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For the Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)

                                                                   2007                                   2006
                                                  ------------------------------------   -------------------------------------
                                                    Three Months       Nine Months        Three Months        Nine Months
                                                 ------------------   ----------------   -----------------  -----------------
Distribution income                              $               -    $       20,356     $              -   $          1,884
Reporting fees                                                   -             4,250                    -              5,669
                                                 ------------------   ----------------   -----------------  ------------------

    Total operating income                                       -            24,606                    -              7,553
                                                 ------------------   ----------------   -----------------  ------------------

Operating expenses:
  Amortization (Note 2)                                      2,129             6,387                2,129              6,387
  Asset management fees (Note 3)                            45,346           136,038               45,346            136,038
  Legal and accounting fees                                  1,825            15,875                  108             15,742
  Other                                                        213             1,353                  975              3,020
                                                 ------------------   ----------------   -----------------  ------------------
    Total operating expenses                                49,513           159,653               48,558            161,187
                                                 ------------------   ----------------   -----------------  ------------------
Loss from operations                                       (49,513)         (135,047)             (48,558)          (153,634)

Equity in losses of
 Local Limited Partnerships (Note 2)                        (7,560)          (22,680)              (7,560)           (22,680)

Interest income                                                  6               377                  302                896
                                                 ------------------   ----------------   -----------------  ------------------

Net loss                                           $       (57,067)   $     (157,350)    $        (55,816)  $       (175,418)
                                                    ===============   ================   =================  =================

Net loss allocated to:
  General Partner                                  $          (571)   $       (1,574)    $           (558)  $         (1,754)
                                                    ===============   ================   =================  ==================

  Limited Partners                                 $       (56,496)   $     (155,776)    $        (55,258)  $       (173,664)
                                                    ===============   ================   =================  ==================

Net loss per Partnership Unit                      $            (3)   $           (9)    $             (3)  $            (10)
                                                    ===============   ================   =================  ==================

Outstanding weighted Partnership Units                      18,000            18,000               18,000             18,000
                                                    ===============   ================   =================  ==================

                 See accompanying notes to financial statements
                                        4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2007
                                   (Unaudited)

                                                            General               Limited
                                                            Partner               Partners                Total
                                                        -----------------     ----------------   ----------------------
Partners' equity (deficit) at March 31, 2007            $      (166,447)     $       534,885     $             368,438

Net loss                                                         (1,574)            (155,776)                 (157,350)
                                                        -----------------     ----------------   ----------------------

Partners' equity (deficit) at December 31, 2007         $      (168,021)     $       379,109     $             211,088
                                                        =================     ================   ======================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)


                                                                              2007                      2006
                                                                        ------------------        ------------------
Cash flows from operating activities:
  Net loss                                                              $       (157,350)         $       (175,418)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                                6,387                     6,387
       Equity in losses of Local Limited Partnerships                             22,680                    22,680
       Change in accrued fees and expenses due
         to General Partner and affiliates                                       109,433                    98,719
                                                                        ------------------        ------------------

Net cash used in operating activities                                            (18,850)                  (47,632)
                                                                        ------------------        ------------------

Cash flows from investing activities:
    Distributions received from Local Limited Partnerships                        32,040                    32,040
                                                                        ------------------        ------------------
Net cash provided by investing activities                                         32,040                    32,040
                                                                        ------------------        ------------------

Net increase (decrease) in cash                                                   13,190                   (15,592)

Cash, beginning of period                                                        239,164                   253,910
                                                                        ------------------        ------------------
Cash, end of period                                                     $        252,354          $        238,318
                                                                        ==================        ==================

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                            $              -          $              -
                                                                        ==================        ==================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2007
                                   (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

Organization

WNC California Housing Tax Credits III, L.P. a California Limited Partnership (the "Partnership"), was formed on October 5, 1992 under the laws of the state of California and began operations on July 19, 1993. The Partnership was formed to invest primarily in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes (the "Housing Complexes") that are eligible for Federal Low Income Housing Tax Credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreements of limited partnership (the "Local Limited Partnership Agreement").

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2007
                                   (Unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATMENTS- CONTINUED

                   For Quarterly Period Ended December 31, 2007
                                   (Unaudited)

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

The  Partnership   currently  has  insufficient  working  capital  to  fund  its operations. Associates have agreed to continue providing advices sufficient enough to fund the operations and the Partnership through April 30, 2009.

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

Exit Strategy

The IRS compliance period for Low Income Housing Tax Credits Housing Complexes is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2007, none of the Local Limited Partnerships had completed their 15 year compliance period.

With that in mind, the Partnership is continuing to review the Housing Complexes, with special emphasis on the more mature Housing Complexes including those that have satisfied the IRS compliance requirements. The review will consider many factors including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed at any time by the General Partner in its discretion. As of December 31, 2007, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes that have met their compliance period continue to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2007.

Method  of  Accounting  For  Investments  in  Local  Limited  Partnerships.

ThePartnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an indicate

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATMENTS- CONTINUED

                   For Quarterly Period Ended December 31, 2007
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

"Equity in losses of Local Limited Partnerships" for the periods ended December 31, 2007 and 2006 have been recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2007, 17 investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. As of December 31, 2007 and March 31, 2007, the Partnership had no cash equivalents.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability and/or benefits for income

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATMENTS- CONTINUED

                   For Quarterly Period Ended December 31, 2007
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Concentration of Credit Risk

At December 31, 2007, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the nine months ended December 31, 2007 and 2006 was $6,387.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2007, the Partnership had acquired limited partnership interests in eighteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 635 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership's business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Limited Partnerships.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATMENTS- CONTINUED

                   For Quarterly Period Ended December 31, 2007
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:


                                                                         For the Nine                For the Year
                                                                         Months Ended                   Ended
                                                                      December 31, 2007             March 31, 2007
                                                                      -------------------         -------------------
Investments per balance sheet, beginning of period                    $       1,815,552           $         1,891,029
Equity in losses of Local Limited Partnerships                                  (22,680)                      (34,921)
Distributions received from Local Limited Partnerships                          (32,040)                      (32,040)
Amortization of capitalized acquisition fees and costs                           (6,387)                       (8,516)
                                                                      -------------------         -------------------
  Investments per balance sheet, end of period                        $       1,754,445           $         1,815,552
                                                                      ===================         ===================


                                                                  For the Nine Months
                                                                         Ended                  For the Year Ended
                                                                   December 31, 2007             March 31, 2007
                                                                 ----------------------       ----------------------
Investments in Local Limited Partnerships, net                   $           1,624,554        $           1,679,274
Acquisition fees and costs, net of accumulated
amortization of $1,684,128 and $1,677,741                                      129,891                      136,278
                                                                 ----------------------       ----------------------
Investments per balance sheet, end of period                     $           1,754,445        $           1,815,552
                                                                 ======================       ======================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATMENTS- CONTINUED
                   For the Nine Months Ended December 31, 2007
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested as follows:


                             COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                               2007                      2006
                                                      ----------------------     --------------------
Revenue                                               $          2,878,000       $        2,878,000
                                                      ----------------------     --------------------
Expenses:
     Operating expenses                                          2,047,000                2,047,000
     Interest expense                                              587,000                  587,000
     Depreciation and amortization                                 839,000                  839,000
                                                      ----------------------     --------------------

Total expenses                                                   3,473,000                3,473,000
                                                      ----------------------     --------------------

Net loss                                                          (595,000)                (595,000)
                                                      ======================     ====================

Net loss allocable to the Partnership                 $           (500,000)      $         (500,000)
                                                      ======================     ====================

Net loss recorded by the Partnership                  $            (23,000)      $          (23,000)
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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2007
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,490,107 and $1,483,720 as of December 31, 2007 and March 31, 2007, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $194,019 as of ended December 31, 2007 and March 31, 2007.

(c) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $136,038 were incurred during each of the nine months ended December 31, 2007 and 2006. The Partnership paid the General Partner or its affiliates $25,000 and $33,750 of those fees during the nine months ended December 31, 2007 and 2006, respectively.

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

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are $18,833 and $22,331 during the nine months ended December 31, 2007 and 2006, respectively.

The accrued fees and expenses due to General Partner and/or its affiliates consist of the following:

                                                                   December 31, 2007            March 31, 2007
                                                                 ----------------------      ----------------------
Reimbursement for expenses paid by the General
   Partner and/or its affiliate                                  $               1,575       $               3,180
Accrued asset management fees                                                1,794,136                   1,683,098
                                                                 ----------------------      ----------------------
                                                                 $           1,795,711       $           1,686,278
                                                                 ======================      ======================

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

Item 1A. Risk Factors

No material changes in risk factors as previously disclosed in the partnership's Form 10-K.
                                       14

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2007 and 2006, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2007 consisted primarily of $252,000 in cash and aggregate investments in the eighteen Local Limited Partnerships of $1,754,000. Liabilities at December 31, 2007 primarily consisted of $1,796,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006. The Partnership's net loss for the three months ended December 31, 2007 was $(57,000), reflecting an increase of $1,000 from the $(56,000) net loss for the three months ended December 31, 2006. The increase in net loss is due to a $1,000 increase in legal and accounting fees, due to the timing of the accounting work performed.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006. The Partnership's net loss for the nine months ended December 31, 2007 was $(157,000), reflecting a decrease of $18,000 from the $(175,000) net loss for the nine months ended December 31, 2006. The decrease in net loss is primarily due to an increase of $17,000 in distribution income and reporting fees for the nine months ended December 31, 2007. The differences in the reporting fees and distribution income are due to the fact that Local Limited Partnerships pay distributions and reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006. Net cash provided during the nine months ended December 31, 2007 was $13,000 compared to net cash used in the nine months ended December 31, 2006 of $(16,000). The $29,000 net change in cash was primarily due to a $29,000 decrease in the cash used in operating activities, which was attributable to a $18,000 decrease in cash received in operating income and $11,000 less cash paid to the General Partners and/or affiliates for accrued asset management fees.

During the nine months ended December 31, 2007, accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $109,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         NOT APPLICABLE

Item 4T. Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial officer of Associates carried out an evaluation of the effectiveness of the fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officier and Chef Financial Officer have concluded that as of the end of the period covered by this report, the partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the partnership required to be included in the partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the partnership's internal control over financial reporting.

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

Date: September 24, 2008




By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha,
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: September 24, 2009, 2008