Form 10-K/A
period 2007-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2009-09-08
CIK 892997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2007

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes_____ No___X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes_____ No___X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes____ No __X__


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer___   Accelerated filer___    Non-accelerated  filer__X__


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____ No __X__


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

                                      NONE

                                EXPLANATORY NOTE

WNC California Housing Tax Credits III, L.P. is filing this amendment to its Annual Report on Form 10-K for the period ended March 31, 2007 for the following modifications: Item 1. Business was modified to add additional disclosures related to the 15-year compliance period expiration dates. Item 1A. Risk Factors was modified to add additional disclosures regarding economic conditions related to the value of real estate, the risks related to the Partnership and the Partnership Agreement and the inability to timely file and provide investors with periodic reports. Item 2 was modified to add additional disclosures related to the occupancy rates of the Housing Complexes for which the Partnership holds investments. Item 5a was revised to include additional disclosure regarding distributions to the Limited Partners. The Item 9A disclosure has been revised to include additional disclosure in the disclosure controls and procedures section. Item 10 was revised to add the information for two Directors of an affiliate of the General Partner. Additional disclosures were added to Item 11 addressing compensation to the General Partner, reimbursement of expenses and sale of interest in properties due to the General Partner. Lastly, the Partnership will file the statements of operations and cash flows for Colonial Village Roseville for the three years preceding the date of the most recent audited balance sheet, in accordance with Rule 3-09 of Regulations S-X.

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

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnershi's assets and the disposition of the proceeds, if any, in accordance with the Partnershi's Agreement of Limited Partnership, dated October 1992 (the "Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

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

The following table reflects the 15-year compliance period of the seventeen Housing Complexes:

             Expiration Date for 15-year compliance period

               Local Limited                   15-year Expiration
              Partnership Name                         Date
 ----------------------------------------------------------------------

 Almond Garden Apartment Associates                                2009
 Almond View Apartments, Ltd.                                      2010
 Buccaneer Associates, Limited                                     2008
 Candleridge Apartments of Perry L.P. II                           2009
 Colonial Village Roseville                                        2010
 Dallas County Housing, Ltd.                                       2009
 La Paloma del Sol Limited Partnership                             2009
 Memory Lane Limited Partnership                                   2009
 Nueva Sierra Vista Associates                                     2010
 Old Fort Limited Partnership                                      2008
 Orosi Apartments, Ltd.                                            2009
 Parlier Garden Apts.                                              2009
 Rosewood Apartments Limited Partnership                           2009
 Sun Manor, L.P.                                                   2009
 Tahoe Pines Apartments                                            2009
 Venus Retirement Village, Ltd.                                    2009
 Walnut - Pixley, L.P.                                             2009
 Winters Investment Group                                          2009



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

Item 1A.  Risk Factors

Set forth below are the principal risks the Partnership believes are material to the Limited Partners. The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge
                                       4
from time to time. This section contains some forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

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

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the investment's carrying amount to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2007, 2006 and 2005, impairment expense related to investments in Local Limited Partnerships was $0, $101,658 and $972,589, respectively.

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

     At risk rules might limit deduction of the Partnership's losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the "at risk" rules will limit a Limited Partner's ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The "at risk" rules of the Internal Revenue Code generally limit a Limited Partne's ability to deduct Partnership losses to the sum of:

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

(d)      Risks related to the Partnership and the Partnership Agreement

          The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports. In some instances, the delay has been substantial. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

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

     The interests of Limited Partners may conflict with the interests of the General Partner and it affiliates. The General Partner and it affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and it affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership's investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner's share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex were not sold. The result of these conflicts could be that a Partnership may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the
Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell
investments   are  subject  to  substantial   restrictions  in  the  Partnership
Agreement.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $148,000, $128,000, and $151,000 for the years ended March 31, 2007, 2006 and 2005, respectively. The Partnership's future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $181,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2008.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following tables reflect the status of the eighteen Housing Complexes as of the dates or for the periods indicated:


                                                      ---------------------------------   ------------------------------------------
                                                               As of March 31, 2007                  As of December 31, 2006
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Partnership's                          Estimated
                                                                    Total                               Aggregate         Mortgage
                                                                 Investment in  Amount of               Low Income      Balances of
Local Limited                              General Partner      Local Limited  Investment     Number    Housing Tax    Local Limited
Partnership Name        Location                Name            Partnerships  Paid to Date   of Unites  Credits (1)     Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden           Delhi,             Anthony Donovan
Apartment Associates    California                               $    391,000  $   391,000       34    $    807,000    $   1,352,000

Almond View             Stockton,          Daniel C. Logue and
Apartments, Ltd.        California         Cyrus Youssefi           1,639,000    1,639,000       72       3,523,000        1,706,000

Buccaneer Associates    Fernandia Beach,   Clifford E. Olsen
Limited                 Florida                                       365,000      365,000       48         768,000        1,436,000

Candleridge Apartments  Perry, Iowa        Eric A. Sheldahl
of Perry L.P. II                                                      126,000      126,000       24         245,000          672,000

Colonial Village        Roseville,         S.P. Thomas
Roseville               Calfornia          Company of
                                           Northern California
                                           Inc. and Project Go,
                                           Inc.                     2,811,000    2,811,000       56       5,872,000        1,850,000

Dallas County Housing,  Orrville,          Thomas H. Cooksey
Ltd.                    Alabama            and Apartment
                                           Developers, Inc.           130,000      130,000       19         287,000          599,000

La Paloma del Sol       Deming,            Dean Greenwalt
Limited Partnership     New Mexico                                    254,000      254,000       38         625,000        1,393,000

Memory Lane Limited     Yankton,           Skogen - Peterson,
Partnership             South Dakota       Inc.                       151,000      151,000       18         295,000          662,000

Nueva Sierra Vista      Richgrove,         Self-Help
Associates              California         Enterprises, Inc.
                                           and Nueva Sierra
                                           Vista Corporation        1,688,000    1,688,000       35       3,516,000        2,284,000


                                                      ---------------------------------   ------------------------------------------
                                                               As of March 31, 2007                  As of December 31, 2006
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Partnership's                          Estimated
                                                                    Total                               Aggregate         Mortgage
                                                                 Investment in  Amount of               Low Income      Balances of
Local Limited                              General Partner      Local Limited  Investment     Number    Housing Tax    Local Limited
Partnership Name        Location                Name            Partnerships  Paid to Date   of Unites  Credits (1)     Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Old Fort Limited        Hidalgo,           Alan Deke Noftsker
Partnership             Texas              and ABO
                                           Corporation            $   249,000  $   249,000      40     $    547,000    $   1,242,000

Orosi Apartments, Ltd.  Orosi,             Douglas W. Young           461,000      461,000      42          902,000        1,846,000
                        California

Parlier Garden Apts.    Parlier,           David J. Micheal
                        California         and Professional
                                            Apartment
                                            Management, Inc.          453,000       453,000     41          917,000        1,664,000

Rosewood Apartments     Superior,          Duffy Development
Limited Partnership     Wisconsin          Company, Inc.              185,000       185,000     20          375,000          413,000

Sun Manor, L.P.         Itta               Glenn D. Miller            230,000       230,000     36          464,000        1,031,000
                        Mississippi

Tahoe Pines Apartments  South Lake Tahoe,  David J. Michael,
                        California         Bucky Fong, Dean
                                           Pearson, Coy Elvis
                                           and Dr.Patricia
                                           Hatton                   1,633,000     1,633,000      28       3,171,000        1,587,000

Venus Retirement        Venus,             W. Joseph Chamy
Village, Ltd.           Texas                                         161,000       161,000      24         318,000          707,000

Walnut - Pixley, L.P.   Orange,            Walnut - Pixley,         1,078,000     1,078,000      22       2,309,000          900,000
                        California         Inc.

Winters Investment      Winters,           John P. Casper
Group                   California                                    531,000       531,000      38       1,072,000        1,785,000
                                                                      -------       -------      --       ---------        ---------

                                                                 $ 12,536,000  $ 12,536,000     635    $ 26,013,000    $  23,129,000
                                                                 ============  ============     ===    ============    =============

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


                      ----------------------------------------------------------
                                   For the year ended December 31, 2006
                      ----------------------------------------------------------
                                                                    Low Income
                                                                     Credits
                                                                   Housing Tax
 Local Limited                                     Net Income       Allocated to
Partnership Name                Rental Income        (Loss)        Partnership
 -------------------------------------------------------------------------------

Almond Garden Apartment
Associates                      $    198,000    $   (30,000)           99%

Almond View Apartments, Ltd.         245,000       (306,000)           99%

Buccaneer Associates, Limited        257,000        (53,000)           99%

Candleridge Apartments
of Perry L. P. II                    153,000          4,000            99%

Colonial Village Roseville           537,000        (30,000)           99%

Dallas County Housing, Ltd.           78,000        (15,000)           99%

La Paloma del Sol Limited
Partnership                          193,000         (6,000)           99%

Memory Lane Limited
Partnership                           81,000        (14,000)           99%

Nueva Sierra Vista Associates        177,000       (121,000)           99%

Old Fort Limited Partnership         214,000        (42,000)           99%

Orosi Apartments, Ltd.               230,000        (18,000)           99%

Parlier Garden Apts.                 288,000         17,000            95%

Rosewood Apartments Limited
Partnership                           94,000         (1,000)           99%

Sun Manor, L.P.                      170,000        (32,000)           99%

Tahoe Pines Apartments               225,000       (141,000)           99%

Venus Retirement Village, Ltd.       103,000        (28,000)           99%

Walnut - Pixley, L.P.                181,000          5,000            99%

Winters Investment Group             278,000         18,000            99%
                                ------------    -----------

                                $  3,702,000    $  (793,000)
                                ============    ============

WNC California Housing Tax Credits III, L.P.
March 31, 2007

                                                           -------------------------------------------------------------------------
                                                                                         Occupancy Rates
                                                           -------------------------------------------------------------------------
                                                                                        As of December 31,
                                                           -------------------------------------------------------------------------
Local Limited
Partnership Name            Location          General Partner Name       2006       2005       2004        2003       2002
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden              Delhi,             Anthony Donovan
Apartment Associates       California                                     97%        100%       97%         97%        100%

Almond View                Stockton,          Daniel C. Logue and
Apartments, Ltd.           California         Cyrus Youssefi              94%        100%       99%         97%         99%

Buccaneer Associates,      Fernandia          Clifford E. Olsen
Limited                    Beach, Florida                                100%        100%      100%         96%        100%

Candleridge Apartments     Perry, Iowa        Eric A. Sheldahl            96%        100%      100%         83%        100%
of Perry L.P. II

Colonial Village           Roseville,         S.P. Thomas Company
Roseville                  Calfornia          of Northern
                                              California Inc. and
                                              Project Go, Inc.            93%        100%       98%         98%        100%

Dallas County              Orrville,          Thomas H. Cooksey
Housing, Ltd.              Alabama            and Apartment
                                              Developers, Inc.            79%        84%        89%         89%        100%

La Paloma del Sol          Deming,            StateDean Greenwalt
Limited Partnership        New Mexico                                     95%        95%        89%         92%         87%

Memory Lane Limited        Yankton,South      Skogen - Peterson,
Partnership                Dakota             Inc.                       100%        94%        94%         100%       100%

Nueva Sierra Vista         Richgrove,         Self-Help
Associates                 StateCalifornia    Enterprises, Inc.
                                              and Nueva Sierra
                                              Vista Corporation          100%        100%       97%         91%        100%

WNC California Housing Tax Credits III, L.P.
March 31, 2007

                                                           -------------------------------------------------------------------------
                                                                                         Occupancy Rates
                                                           -------------------------------------------------------------------------
                                                                                        As of December 31,
                                                           -------------------------------------------------------------------------
Local Limited
Partnership Name            Location          General Partner Name       2006       2005       2004        2003       2002
------------------------------------------------------------------------------------------------------------------------------------

Old Fort Limited           Hidalgo,           Alan Deke Noftsker
Partnership                Texas              and ABO Corporation         95%        93%        98%         97%        97%

Orosi Apartments, Ltd.     Orosi,             Douglas W. Young
                           California                                     95%        93%        93%        100%       100%

Parlier Garden Apts.       Parlier,           David J. Micheal
                           California         and Professional
                                              Apartment
                                              Management, Inc.           100%       100%        98%         98%       100%

Rosewood Apartments        Superior,          Duffy Development
Limited Partnership        Wisconsin          Company, Inc.               95%        85%        85%         95%       100%

Sun Manor, L.P.            Itta Bena,         Glenn D. Miller
                           Mississippi                                   100%       100%        94%        100%       100%

Tahoe Pines Apartments     South              David J. Michael,
                           Lake Tahoe,        Bucky Fong,
                           California         Dean Pearson,
                                              Coy Elvis and Dr.
                                              Patricia Hatton             96%        96%        100%        89%       100%

Venus Retirement           Venus,             W. Joseph Chamy
Village, Ltd.              Texas                                          96%        100%       100%        96%        96%

Walnut - Pixley, L.P.      Orange,            Walnut - Pixley,
                           California         Inc.                       100%         95%       100%       100%        95%

Winters Investment Group   Winters,           John P. Casper
                           California                                    100%        100%       100%       100%        97%
                                                                         ----        ----       ----       ----       ----

                                                                          97%         96%        96%        96%        98%
                                                                         ----        ----       ----       ----       ----

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

(b) At March 31, 2007, there were 884 Limited Partners and 17 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. For all years presented there were no such distributions paid to the Limited Partners.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2007.

Item 9A. Controls and Procedures

(a) As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms, consistent with the definition of "disclosure controls and procedures" under the Securities Exchange Act of 1934.

     The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership's periodic reports. Factors in the accounting at the Local
     Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership's inability to file its periodic reports in a timely manner.

     Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership's periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership's periodic reports.

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

Wilfred N. Cooper, Sr.         Chairman
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Michael J. Gaber               Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth        Vice President - Asset Management
Gregory S. Hand                Vice President - Acquisitions
Melanie R. Wenk                Vice President - Portfolio Management
Kay L. Cooper                  Director of WNC & Associates, Inc.
Jennifer E. Cooper             Director of WNC & Associates, Inc.

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

Michael J. Gaber, age 41, is an Executive Vice President - Oversees the Originations, Acquisitions and Real Estate Development Department, and is a member of the Acquisition Committee of Associates and Vice President of WNC Management, Inc... Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the StateCalifornia StateState University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester P. Garban, age 61, is Senior Vice President - Institutional Investments of Associates and registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan University in 1967 with a Bachelor of Science degree in Business Administration.

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

Thomas J. Hollingsworth, CPA, age 56, is Vice President Asset Management of WNC & Associates, Inc. and oversees WN's asset management group. Mr. Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank.- He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

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

Kay L. Cooper, age 72, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 46, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

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

Item 11.  Executive Compensation

The General Partner and its affiliates are not permitted under Section 5.6.1 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its affiliates provided for in the Agreement are summarized below.

(a) Compensation for Services

     For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the
     Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $181,384, $181,385 and $181,385 were incurred during the years ended March 31, 2007, 2006 and 2005, respectively. The Partnership paid the General Partner and or its affiliates $33,750, $53,125 and $30,000 of those fees during each of the years ended March 31, 2007, 2006 and 2005, respectively.

     Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnership Interests, or (ii) property management services actually rendered by the General Partner or its affiliates respecting the Apartment Complexes owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the periods covered by this report and none will be paid in the future. None of such compensation was payable for such services during the periods covered by this report.

(b)  Operating Expenses

     Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.4 of the Partnership's Agreement of Limited Partnership (the "Agreement,"
     incorporated as Exhibit 3.1 to this report). The Agreement defines "Operating Cash Expenses" as

          ". . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by the General Partner, an Affiliate of the General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with the General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount."

     The Agreement provides that no such reimbursement shall be permitted for services for which the General Partner or any of its affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any "controlling person" of the General Partner or any affiliate of the General Partner. For the purposes of Section 5.3.4, "controlling person" includes, but is not limited to, any person, however titled, who performs functions for the General Partner or any affiliate of the General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in the General Partner or any affiliate of the General Partner or a person having the power to direct or cause the direction of the General Partner or any affiliate of the General Partner, whether through the ownership of voting securities, by contract or otherwise.

(c)  Interest in Partnership

     The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $0, $4,000 and $15,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The General Partner is also entitled to receive 1% of the Partnership's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2007, 2006 and 2005. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, the General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2007, 2006 or 2005.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) List of financial  statements included in Part II hereof:
       ---------------------------------------------------------

     Balance Sheets as of March 31, 2007 and 2006
     Statements of Operations for the years ended March 31, 2007, 2006 and 2005 Statements of Partners' Equity (Deficit) for the years ended March 31, 2007, 2006 and 2005
     Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005 Notes to Financial Statements

(a)(2)  List of  financial  statement  schedules  included  in  Part IV  hereof:
        ------------------------------------------------------------------------

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

99.19 Financial Statements of Colonial Village - Roseville, for the years ended December 31, 2006, 2005 and 2004 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:      WNC & Associates, Inc.,
         General Partner



By:      /s/ Wilfred N. Cooper, Jr.
               Wilfred N. Cooper, Jr.,
               President of WNC & Associates, Inc.

Date:   September 8, 2009

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

Date:   September 8, 2009




By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (Chief financial officer and Chief accounting officer)

Date:   September 8, 2009




By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:   September 8, 2009



By:      /s/ Kay L. Cooper
         -----------------
         Kay L. Cooper,
         Director of WNC & Associates, Inc.

Date:   September 8, 2009