Form 10-K
period 2008-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2009-10-13
CIK 892997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X|  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
                                   ACT OF 1934

                        For the year ended March 31, 2008

                                       OR

| |  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  5(d) OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Small reporting company_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No__X__


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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits III, L.P. (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on October 5, 1992. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") is the general partner of WNC Tax Credit Partners III, L.P. The chairman and president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering on July 22, 1994, a total of 18,000 Partnership Units representing $18,000,000 had been sold. Holders of Partnership Units are referred to herein as "Limited Partners".

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated September 15, 1988 (the "Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in eighteen Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2008. Each of these Local Limited Partnerships owns a Housing Complex that was eligible for the Federal Low Income Housing Tax Credit and eight of them were eligible for the

California Low Income Housing Tax Credit. Certain Local Limited Partnerships may
also  benefit   from   additional   government   programs   promoting   low-  or
moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

The following table reflects the 15-year compliance period of the eighteen Housing Complexes:

             Expiration Date for 15-year compliance period

                 Local Limited
                Partnership Name                15-year Expiration Date
 -----------------------------------------------------------------------

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2008.

Subsequent to March 31, 2008, the Partnership sold its Limited Partnership interest in Rosewood Apartments L.P. ("Rosewood"), Venus Retirement Village, Ltd ("Venus") and Winters Investment Group ("Winters"). The Partnership received $1, $15,000 and $25,000 for its Limited Partnership interest in the respective Local Limited Partnerships. Rosewood had an appraised value of $70,000 and the outstanding mortgage balance was approximately $398,000 therefore it was to the best interest of the Partnership to sell its Limited Partnership interest to the

Local General Partner. Venus and Winters were similar situations with Venus appraised at $170,000 with an outstanding mortgage balance of $700,000 and
Winters appraised at $1,460,000 with an outstanding mortgage balance of $1,765,000. The Partnership collected $40,001 in total for the sale of the three Limited Partnership interests and those funds are being kept in the Partnership's reserves to pay for future operating expenses and accrued asset management fees.

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

a. Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

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

There can be no assurance that recapture will not occur. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

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

     b. Risks related to investment in Local Limited Partnerships and Housing Complexes

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

     Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing
Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

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

     o Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
     o Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time. If that happens, a Limited Partne's return may be derived only from the Low Income Housing Tax Credits and tax losses.

     Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

     Fluctuating economic conditions can reduce the value of real estate. The Partnership's principal business objective is providing its Limited Partners with low income housing tax credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future low income housing tax credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of the beginning of the first year covered by this report, the Partnership had reduced the carrying amount to $0 with respect to all but one of its investments.

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

     c.   Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

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

If the IRS were  successful in any such  contention,  the anticipated Low Income
Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

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

     New administrative or judicial interpretations of the law might reduce the value of Low Income Housing Tax Credits. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

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

     d.   Risks related to the Partnership and the Partnership Agreement

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

     Payment of fees to the General Partner and its affiliates reduces cash available for investment in Local Limited Partnerships. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a

Housing Complex would have a greater amount available for investment than an investor investing in Housing Complexes through the Partnership.

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

     The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership's investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner's share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that a Series may make investments which are less desirable, or on terms which are less favorable, to the Series than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the
Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

     Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

     The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $131,000, $148,000, and $128,000 for the years ended March 31, 2008, 2007 and 2006, respectively. The Partnership's future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $161,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

     Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2010.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the eighteen Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:


                                                          As of March 31, 2008                         As of December 31, 2007
                                                     -----------------------------   -----------------------------------------------
                                                       Partnership's                                     Estimated
                                                          Total        Amount of                         Aggregate       Mortgage
                                                       Investment in  Investment                         Low Income    Balances of
 Local Limited                     General Partner     Local Limited     Paid     Number of             Housing Tax   Local Limited
Partnership Name     Location           Name            Partnerships    to Date     Units    Occupancy   Credits(1)    Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden        Delhi,        Anthony Donovan      $   391,000   $  391,000     34         100%    $  807,000     $  1,345,000
Apt, Assoc.          California

Almond View          Stockton,     Daniel C. Logue and    1,639,000    1,639,000     72          94%     3,523,000        1,693,000
Apts., Ltd.          California    Cyrus Youssefi

Buccaneer Assoc.,    Fernandia     Clifford E. Olsen        365,000      365,000     48          98%       768,000        1,428,000
Ltd.                 Beach,
                     Florida

Candleridge Apts.    Perry,        Eric A. Sheldahl         126,000      126,000     24          96%       245,000          667,000
of Perry L.P. II     Iowa

Colonial Village     Roseville,    S.P. Thomas Company    2,811,000    2,811,000     56          98%     5,872,000        1,799,000
Roseville            Calfornia     of Northern
                                   California Inc. and
                                   Project Go, Inc.

Dallas County        Orrville,     Thomas H. Cooksey        130,000      130,000     19          84%       287,000          595,000
Housing, Ltd.        Alabama       and Apartment
                                   Developers, Inc.

La Paloma del Sol    Deming,       Dean Greenwalt           254,000      254,000     38          95%       625,000        1,385,000
L.P.                 New Mexico

Memory Lane L.P.     Yankton,      Skogen - Peterson,       151,000      151,000     18         100%       295,000          657,000
                     South         Inc.
                     Dakota

Nueva Sierra Vista   Richgrove,    Self-Help              1,688,000    1,688,000     35         100%     3,516,000        1,623,000
Assoc.               California    Enterprises, Inc.
                                   and Nueva Sierra
                                   Vista Corporation


                                                          As of March 31, 2008                         As of December 31, 2007
                                                     -----------------------------   -----------------------------------------------
                                                       Partnership's                                     Estimated
                                                          Total        Amount of                         Aggregate       Mortgage
                                                       Investment in  Investment                         Low Income    Balances of
 Local Limited                     General Partner     Local Limited     Paid     Number of             Housing Tax   Local Limited
Partnership Name     Location           Name            Partnerships    to Date     Units    Occupancy   Credits(1)    Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Old Fort L.P.        Hidalgo,      Alan Deke Noftsker   $   249,000   $  249,000     40         100%    $  547,000     $  1,235,000
                     Texas         and ABO
                                   Corporation

Orosi Apts., Ltd.    Orosi,        Douglas W. Young         461,000      461,000     42          86%       902,000        1,826,000
                     California

Parlier Garden       Parlier,      David J. Micheal         453,000      453,000     40         100%       917,000        1,656,000
Apts.                California    and Professional
                                   Apartment
                                   Management, Inc.

Rosewood Apts.       Superior,     Duffy Development        185,000      185,000      20         95%       375,000          398,000
L.P. (2)             Wisconsin     Company, Inc.

Sun Manor, L.P.      Itta Bena,    Glenn D. Miller          230,000      230,000      36         89%       464,000        1,026,000
                     Mississippi

Tahoe Pines Apts.    South Lake    David J. Michael,      1,633,000    1,633,000      28         89%     3,171,000        1,566,000
                     Tahoe,        Bucky Fong,
                     California    Dean Pearson,
                                   Coy Elvis and
                                   Dr. Patricia Hatton

Venus Retirement      Venus,       W. Joseph Chamy          161,000      161,000      24         96%       318,000          703,000
Village, Ltd. (2)     Texas

Walnut-Pixley, L.P.   Orange,      Walnut-Pixley,         1,078,000    1,078,000      22         95%     2,309,000        1,553,000
                      California   Inc.

Winters Investment    Winters,     John P. Casper           531,000      531,000      38         97%     1,072,000        1,775,000
Group (2)             California                          ---------    ---------     ---        ----    ----------       ----------
                                                       $ 12,536,000 $ 12,536,000     634         95%  $ 26,013,000     $ 22,930,000
                                                       ============ ============     ===        ====  ============     ============

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

2) The Partnership sold its Limited Partnership interest in these Local Limited Partnerships subsequent to March 31, 2008


                                                ----------------------------------------------------------
                                                          For the year ended December 31, 2007
                                                ----------------------------------------------------------
                                                                                        Low Income
                                                                                    Housing Tax Credits
                 Local Limited                                       Net Income         Allocated to
                Partnership Name                Rental Income          (Loss)           Partnership
----------------------------------------------------------------------------------------------------------

 Almond Garden Apartment Associates             $   199,000        $    (21,000)                    99%

 Almond View Apartments, Ltd.                       256,000            (259,000)                    99%

 Buccaneer Associates, Limited                      282,000             (12,000)                    99%

 Candleridge Apartments of Perry L.P. II            154,000               5,000                     99%

 Colonial Village Roseville                         554,000             (35,000)                    99%

 Dallas County Housing, Ltd.                         86,000             (10,000)                    99%

 La Paloma del Sol Limited Partnership              192,000             (18,000)                    99%

 Memory Lane Limited Partnership                     87,000             (10,000)                    99%

 Nueva Sierra StateVista Associates                 176,000            (123,000)                    99%

 Old Fort Limited Partnership                       232,000             (24,000)                    99%

 Orosi Apartments, Ltd.                             210,000             (39,000)                    99%

 Parlier Garden Apts.                               287,000              (3,000)                    95%

 Rosewood Apartments Limited Partnership            100,000               3,000                     99%

 Sun Manor, L.P.                                    179,000             (36,000)                    99%

 Tahoe Pines Apartments                             237,000            (119,000)                    99%

 Venus Retirement Village, Ltd.                     108,000             (16,000)                    99%

 Walnut - Pixley, L.P.                              193,000              12,000                     99%

 Winters Investment Group                           276,000             (44,000)                    99%
                                                -----------        -------------

                                                $ 3,808,000        $   (749,000)
                                                ===========        =============

WNC California Housing Tax Credit Fund III, L.P.
March 31, 2007

                                                                                       Occupancy Rates
                                                         ---------------------------------------------------------------------------
                                                                                      As of December 31,
                                                         ---------------------------------------------------------------------------

 Local Limited
Partnership Name     Location      General Partner Name     2007            2006            2005           2004            2003
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden        Delhi,        Anthony Donovan          100%             97%            100%            97%              97%
Apt, Assoc.          California

Almond View          Stockton,     Daniel C. Logue and       94%             94%            100%            99%              97%
Apts., Ltd.          California    Cyrus Youssefi

Buccaneer Assoc.,    Fernandia     Clifford E. Olsen         98%            100%            100%           100%              96%
Ltd.                 Beach,
                     Florida

Candleridge Apts.    Perry,        Eric A. Sheldahl          96%             96%            100%           100%              83%
of Perry L.P. II     Iowa

Colonial Village     Roseville,    S.P. Thomas Company       98%             93%            100%            98%              98%
Roseville            Calfornia     of Northern
                                   California Inc. and
                                   Project Go, Inc.

Dallas County        Orrville,     Thomas H. Cooksey         84%             79%             84%            89%              89%
Housing, Ltd.        Alabama       and Apartment
                                   Developers, Inc.

La Paloma del Sol    Deming,       Dean Greenwalt            95%             95%             95%            89%              92%
L.P.                 New Mexico

Memory Lane L.P.     Yankton,      Skogen - Peterson,       100%            100%             94%            94%             100%
                     South         Inc.
                     Dakota

Nueva Sierra Vista   Richgrove,    Self-Help                100%            100%            100%            97%              91%
Assoc.               California    Enterprises, Inc.
                                   and Nueva Sierra
                                   Vista Corporation

WNC California Housing Tax Credit
Fund III, L.P.
March 31, 2007

                                                                                       Occupancy Rates
                                                         ---------------------------------------------------------------------------
                                                                                      As of December 31,
                                                         ---------------------------------------------------------------------------

 Local Limited
Partnership Name     Location      General Partner Name     2007            2006            2005           2004            2003
------------------------------------------------------------------------------------------------------------------------------------

Old Fort L.P.        Hidalgo,      Alan Deke Noftsker       100%             95%             93%            98%             97%
                     Texas         and ABO
                                   Corporation

Orosi Apts., Ltd.    Orosi,        Douglas W. Young          86%             95%             93%            93%            100%
                     California

Parlier Garden       Parlier,      David J. Micheal         100%            100%            100%            98%             98%
Apts.                California    and Professional
                                   Apartment
                                   Management, Inc.

Rosewood Apts.       Superior,     Duffy Development         95%             95%             85%            85%             95%
L.P. (2)             Wisconsin     Company, Inc.

Sun Manor, L.P.      Itta Bena,    Glenn D. Miller           89%            100%            100%            94%            100%
                     Mississippi

Tahoe Pines Apts.    South Lake    David J. Michael,         89%             96%             96%           100%             89%
                     Tahoe,        Bucky Fong,
                     California    Dean Pearson,
                                   Coy Elvis and
                                   Dr. Patricia Hatton

Venus Retirement      Venus,       W. Joseph Chamy           96%             96%            100%           100%             96%
Village, Ltd. (2)     Texas

Walnut-Pixley, L.P.   Orange,      Walnut-Pixley,            95%            100%             95%           100%            100%
                      California   Inc.

Winters Investment    Winters,     John P. Casper           97%             100%            100%           100%            100%
Group (2)             California                           ----             ----            ----           ----            ----
                                                            95%              96%             96%            96%             95%
                                                          =====             ====            ====           ====            ====

1                                                               18

Item 3. Legal Proceedings

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2008, there were 907 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. No cash distributions were made to the Limited Partners for the periods presented.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)  The Partnership does not issue common stock

(f) No unregistered securities were sold by the Partnership during the year ended March 31, 2008.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                      March 31
                                         ----------------------------------------------------------------------

                                            2008            2007         2006         2005            2004
                                         -----------    -----------  ------------  ------------    ------------

ASSETS
Cash                                     $  228,980     $   239,164  $   253,910   $   293,367     $   310,717
Investments in Local Limited
  Partnerships, net                       1,740,459       1,815,552    1,891,029     2,173,564       3,525,413
                                         -----------    -----------  ------------  ------------    ------------

        Total Assets                     $1,969,439     $ 2,054,716  $ 2,144,939   $ 2,466,931     $ 3,836,130
                                         ===========    ===========  ============  ============    ============

LIABILITIES
Accrued fees and expenses
  due to General Partner and
  affiliates                             $1,841,301     $ 1,686,278  $ 1,539,639   $ 1,413,074     $ 1,256,656

PARTNERS' EQUITY                            128,138         368,438      605,300     1,053,857       2,579,474
                                         -----------    -----------  -----------   ------------    ------------

         Total Liabilities and
           Partners' Equity              $ 1,969,439    $ 2,054,716  $2,144,939    $2,466,931     $  3,836,130
                                         ===========    ===========  ===========   ===========    =============


Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                  For the Years Ended
                                                                      March 31
                                         ----------------------------------------------------------------------

                                            2008           2007          2006         2005            2004
                                         -----------    -----------  ------------  ------------    ------------

Loss from operations (Note 1)            $ (206,166)    $ (203,083)  $  (317,823)  $(1,217,245)    $ (1,948,46)
Equity in losses of  Local Limited
  Partnerships                              (34,537)       (34,921)     (132,114)     (309,324)       (289,176)
Interest income                                 403          1,142         1,380           952               -
                                         -----------    -----------  ------------  ------------    ------------

Net loss                                 $ (240,300)    $ (236,862)  $  (448,557)  $(1,525,617)    $ (2,237,64)
                                         ===========    ===========  ============  ============    ============

Net loss allocated to:
  General  Partner                       $   (2,403)    $   (2,369)  $    (4,486)  $   (15,256)    $   (22,376)
                                         ===========    ===========  ============  ============    ============

  Limited Partners                       $ (237,897)    $ (234,493)  $  (444,071)  $(1,510,361)    $(2,215,268)
                                         ===========    ===========  ============  ============    ============

Net loss per Partnership Unit            $   (13.22)    $   (13.03)  $    (24.67)  $    (83.90)    $   (123.07)
                                         ===========    ===========  ============  ============    ============
Outstanding weighted Partnership Units       18,000         18,000        18,000        18,000          18,000
                                         ===========    ===========  ============  ============    ============

Note 1 - Net loss for the years ended March 31, 2008, 2007, 2006, 2005 and 2004 includes a charge for impairment losses and write- off of acquisition cost and fees on investments in Local Limited Partnerships of $0, $0, $101,658, $972,589 and $1,701,293, respectively.


                                                                  For the Years Ended
                                                                      March 31
                                         ----------------------------------------------------------------------

                                            2008           2007          2006         2005            2004
                                         -----------    -----------  ------------  ------------    ------------

Net cash provided by (used in):
  Operating activities                   $  (42,224)    $  (46,786)  $   (77,214)  $   (44,726)    $   (69,359)
  Investing activities                       32,040         32,040        37,757        27,376           8,650
                                         -----------    -----------  ------------  ------------    ------------

Net decrease in cash                        (10,184)       (14,746)      (39,457)      (17,350)        (60,709)

Cash, beginning of period                   239,164        253,910       293,367       310,717         371,426
                                         -----------    -----------  ------------  ------------    ------------

Cash, end of period                      $  228,980     $  239,164   $   253,910   $   293,367     $   310,717
                                         ===========    ===========  ============  ===========     ============

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                                            2007           2006          2005         2004            2003
                                         -----------    -----------  ------------  -----------     -------------

Federal                                  $        -     $        -   $        21   $       83      $        111
State                                             -              -             -            -                 -
                                         -----------   ------------  ------------  -----------     -------------

Total                                    $        -     $        -   $        21   $       83      $        111
                                         ===========   ============  ============  ===========     =============

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnerhip's future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3 to the financial statements)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired.

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

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liabilities and/or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2008, the FASB issued FASB Staff Position 157-2 ("FAS FSP 157-2"), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnership's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R) ("SFAS 141R"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnership's financial statements.

On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

In November 2008 the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial statements.

In December 2008, the FASB issue FASB Staff Position No. FAS 140-4 and FIN46(R)-8 (the "FSP"), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. It amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. The FSP is effective for public companies in their first reporting period (interim or annual) that ends after December 15, 2008. The FSP also amends FIN46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The Partnership does not expect the FSP to have a material impact on the Partnership's financial statements.

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

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

Financial Condition

The Partnership's assets at March 31, 2008 consisted of $229,000 in cash and aggregate investments in eighteen Local Limited Partnerships of $1,740,000. Liabilities at March 31, 2008 primarily consisted of $1,814,000 of accrued asset management fees and $27,000 in advance payables due to the General Partners. (See "Future Contractual Cash Obligations' below).

Results of Operations

Year  Ended  March  31,  2008   Compared  to  Year  Ended  March  31,  2007  The
Partnership's net loss for the year ended March 31, 2008 was $(240,000), reflecting an increase of $(3,000) from the net loss of $(237,000) experienced for the year ended March 31, 2007. The increase in net loss was due to an increase of legal and accounting expenses of $(24,000) due to the timing of the accounting work being performed. The increase in legal and accounting was offset by an increase of $16,000 in distribution income along with a $3,000 increase in reporting fees due to the fact that Local Limited Partnerships pay the reporting fee and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Additionally, there was a decrease of $2,000 in other operating expenses.

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006. The partnership's net loss for the year ended March 31, 2007 was $(237,000), reflecting a decrease of $212,000 from the net loss experienced for the year ended March 31, 2006 of $(449,000). The decrease in net loss is due to a decrease in loss from operations of $115,000 along with a decrease in equity in losses from Local Limited Partnerships of $97,000. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses of certain of Local Limited Partnerships. The investments in such Local Limited Partnerships had reached zero as of March 31, 2007. Since the Partnership's liability with respect to its investments is limited, losses in excess of the investment are not recognized. The decrease of $115,000 in loss from operations was due to a decrease of $11,000 in accounting fees, a $2,000 decrease in amortization, a $1,000 decrease in other operating expenses, and a $2,000 increase in distribution income offset by a $(3,000) decrease in reporting fee income. In addition, impairment loss of $(102,000) was incurred for the year ended March 31, 2006 and $0 was incurred for the year ended March 31, 2007.

Liquidity and Capital Resources

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007 Net decrease in cash during the year ended March 31, 2008 was $(10,000) compared to net decrease in cash for the year ended March 31, 2007 of $(15,000). The net cash increase of $5,000 was due to an increase of $8,000 in accrued fees and expenses due to the General Partner and affiliates offset by a $3,000 increase in reporting fees paid to the Partnership.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $155,000, $147,000 and $127,000 for the years ended March 31, 2008, 2007 and 2006, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2010.

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2008:

                                2009         2010       2011       2012        2013     Thereafter        Total

                              ----------   ---------  ---------  ----------  ---------  ------------    ----------

Asset management fees (1)     $1,993,093   $ 161,339  $ 161,339  $  161,339  $ 161,339  $  5,969,543    $8,607,992
                              ----------   ---------  ---------  ----------  ---------  ------------    ----------
Total contractual cash
   obligations                $1,993,093   $ 161,339  $ 161,339  $  161,339  $ 161,339  $  5,969,543    $8,607,992
                              ==========   =========  =========  ==========  =========  ============    ==========

(1) Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2008 have been included in the 2009 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnerships has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of New Accounting Pronouncements

See footnote 1 to the financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners

WNC California Housing Tax Credits III, L.P.



     We have audited the accompanying balance sheets of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2008 and 2007, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2008. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships which investments represent $1,612,697 and $0 of the total Partnership assets as of March 31, 2008 and 2007, respectively, and $(34,537), $0 and $0 of the total Partnership loss for the years ended March 31, 2008, 2007 and 2006, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the reports of the other auditors, provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
October 9, 2009

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
COLONIAL VILLAGE ROSEVILLE
(A California Limited Partnership)



         We have audited the accompanying balance sheets of COLONIAL VILLAGE ROSEVILLE, (A California Limited Partnership), as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COLONIAL VILLAGE ROSEVILLE, (A California Limited Partnership), as of December 31, 2007 and 2006, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Pailet, Meunier and LeBlanc, L.L.P.
---------------------------------------
Metairie, Louisiana
August 21, 2009


                                            WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                                                  (A California Limited Partnership)

                                                            BALANCE SHEETS


                                                                                  March 31
                                                                        ------------------------------

                                                                            2008             2007
                                                                        -------------    -------------
 ASSETS

 Cash and cash equivalent                                               $    228,980     $    239,164
 Investments in Local Limited Partnerships, net
   (Notes 2 and 3)                                                         1,740,459         1,815,552
                                                                        -------------    -------------

         Total Assets                                                   $  1,969,439     $   2,054,716
                                                                        =============    =============

 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

 Liabilities:
    Accrued fees and expenses due to General Partner
       and affiliates (Note 3)                                          $  1,841,301     $   1,686,278
                                                                        -------------    -------------

 Partners' equity (deficit):
    General Partner                                                         (168,850)         (166,447)
    Limited Partners (30,000 Partnership Units authorized; 18,000
       Partnership Units issued and outstanding)                             296,988           534,885
                                                                        -------------    -------------

         Total partners' equity                                              128,138          368,438
                                                                        -------------    -------------

              Total Liabilities and Partners' Equity (Deficit)          $  1,969,439     $  2,054,716
                                                                        =============    =============


                                       See accompanying notes to financial statements

                                                           28


                                            WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                                                  (A California Limited Partnership)

                                                       STATEMENTS OF OPERATIONS
                                           For the years ended March 31, 2008, 2007 and 2006


                                                                   For the Years Ended
                                                                        March 31
                                                      ----------------------------------------------
                                                          2008             2007            2006
                                                      -------------     ------------    ------------

Reporting fees                                        $      8,173      $     5,669     $     9,241
Distribution income                                         18,033            2,484             718
                                                      -------------     ------------    ------------

   Total income                                             26,206            8,153           9,959
                                                      -------------     ------------    ------------

Operating expenses:
   Amortization (Notes 2 and 3)                              8,516            8,516          11,006
   Asset management fees (Note 3)                          181,384          181,384         181,385
    Impairment loss (Note 2)                                     -                -         101,658
   Accounting fees                                          38,634           15,083          26,472
   Other                                                     3,838            6,253           7,261
                                                      -------------     ------------    ------------

    Total operating expenses                               232,372          211,236         327,782
                                                      -------------     ------------    ------------

Loss from operations                                      (206,166)        (203,083)       (317,823)

Equity in losses of Local Limited
  Partnerships (Note 2)                                    (34,537)         (34,921)       (132,114)

Interest income                                                403            1,142           1,380
                                                      -------------     ------------    ------------

Net loss                                              $   (240,300)     $  (236,862)    $   (448,557)
                                                      =============     ============    ============

Net loss allocated to:
   General Partner                                    $     (2,403)     $    (2,369)    $     (4,486)
                                                      =============     ============    ============

   Limited Partners                                   $   (237,897)     $  (234,493)    $   (444,071)
                                                      =============     ============    ============

Net loss per Partnership Unit                         $     (13.22)     $    (13.03)    $     (24.67)
                                                      =============     ============    ============

Outstanding weighted Partnership Units                      18,000           18,000          18,000
                                                      =============     ============    ============

                                       See accompanying notes to financial statements

                                                           29


                                            WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                                                  (A California Limited Partnership)

                                                STATEMENTS OF PARTNERS EQUITY (DEFICIT)
                                           For the years ended March 31, 2008, 2007 and 2006


                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2005                $     (159,592)    $    1,213,449      $    1,053,857

Net loss                                                            (4,486)          (444,071)           (448,557)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2006                      (164,078)           769,378             605,300

Net loss                                                            (2,369)          (234,493)           (236,862)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2007                      (166,447)           534,885             368,438

Net loss                                                            (2,403)          (237,897)           (240,300)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2008                $     (168,850)    $      296,988      $      128,138
                                                            ===============    ===============     ===============

                                       See accompanying notes to financial statements

                                                           30


                                            WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                                                  (A California Limited Partnership)

                                                       STATEMENTS OF CASH FLOWS

                                           For the Years Ended March 31, 2008, 2007 and 2006


                                                                        For the Years Ended
                                                                              March 31
                                                          -------------------------------------------------
                                                              2008             2007               2006
                                                          --------------   --------------     -------------

Cash flows from operating activities:
   Net loss                                               $    (240,300)   $    (236,862)     $   (448,557)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
      Amortization                                                8,516            8,516            11,006
      Equity in losses of Local Limited Partnerships             34,537           34,921           132,114
      Impairment loss                                                 -                -           101,658
      Change in accrued fees and expenses due to
       General Partner and affiliates                           155,023          146,639           126,565
                                                          --------------   --------------     -------------
Net cash used in operating activities                           (42,224)         (46,786)          (77,214)
                                                          --------------   --------------     -------------

Cash flows from investing activities:
   Distributions from Local Limited Partnerships                 32,040           32,040            37,757
                                                          --------------   --------------     -------------

Net cash provided by investing activities                        32,040           32,040            37,757
                                                          --------------   --------------     -------------

Net decrease in cash                                            (10,184)         (14,746)          (39,457)

Cash, beginning of year                                         239,164          253,910           293,367
                                                          --------------   --------------     -------------

Cash, end of year                                         $     228,980    $     239,164      $    253,910
                                                          ==============   ==============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Taxes paid                                             $         800    $         800    $          800
                                                          ==============   ==============     =============

                                       See accompanying notes to financial statements

                                                           31

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Years Ended March 31, 2008, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

WNC California Housing Tax Credits III, L.P. (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on October 5, 1992 and began operations on July 19, 1993. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") is the general partner of WNC Tax Credit Partners III, L.P. The chairman and president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering on July 22, 1994, a total of 17,990 Partnership Units representing $17,990,000 had been sold. During 1995, an additional 10 Partnership Units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the
Partnership ("Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

-------------------------------------------------------------------------------

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or their affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2010, if the Partnership were to experience a working capital deficiency.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2008. As of March 31, 2008 two Local Limited Partnerships had completed the 15 year compliance period.

Subsequent to March 31, 2008, the Partnership sold its Limited Partnership interest in Rosewood Apartments L.P. ("Rosewood"), Venus Retirement Village, Ltd ("Venus") and Winters Investment Group ("Winters"). The Partnership received $1, $15,000 and $25,000 for its Limited Partnership interest in the respective Local Limited Partnerships. Rosewood had an appraised value of $70,000 and the outstanding mortgage balance was approximately $398,000 therefore it was to the best interest of the Partnership to sell its Limited Partnership interest to the Local General Partner. Venus and Winters were similar situations with Venus appraising at $170,000 with an outstanding mortgage balance of $700,000 and Winters appraised at $1,460,000 with an outstanding mortgage balance of $1,765,000. The Partnership collected $40,001 in total for the sell of the three Limited Partnership interests and those funds are being kept in the Partnerships reserves to pay for future operating expenses and accrued asset management fees.

-------------------------------------------------------------------------------

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results, estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 3). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

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

-------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2008 and 2007, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2008, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2008, the

-------------------------------------------------------------------------------

FASB issued FASB Staff Position 157-2 ("FAS FSP 157-2"), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnership's financial statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R) ("SFAS 141R"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R is effective for fiscal years beginning after December 5, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnershi's financial statements.

On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

In November 2008 the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial statements.

-------------------------------------------------------------------------------

In December 2008, the FASB issue FASB Staff Position No. FAS 140-4 and FIN46(R)-8 (the "FSP"), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. It amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. The FSP is effective for public companies in their first reporting period (interim or annual) that ends after December 15, 2008. The FSP also amends FIN46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The Partnership does not expect the FSP to have a material impact on the Partnership's financial statements.

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2008, 2007 and 2006 was $8,516, $8,516 and $11,006, respectively.

Impairment
----------

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment's carrying amount to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2008, 2007 and 2006 impairment expense related to investments in Local Limited Partnerships as $0, $0 and $101,658, respectively.

When the value of the Partnership's investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are impaired. For each of the years ended March 31, 2008, 2007 and 2006, impairment expense related to acquisition fees and costs was $0.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership owns Local Limited Partnership interests in 18 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 634 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

-------------------------------------------------------------

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2008 and 2007, are approximately $1,378,000 and $653,000 respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account.

At March 31, 2008, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2008, 2007 and 2006, amounting to approximately $707,000, $642,000 and $661,000, respectively, have not been recognized. As of March 31, 2008, the aggregate share of net losses not recognized by the Partnership amounted to $3,784,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

                                                                                 For the Years
                                                                                Ended March 31
                                                              ----------------------------------------------------

                                                                   2008               2007              2006
                                                              ---------------    ---------------    --------------

Investments per balance sheet, beginning of period            $    1,815,552     $    1,891,029     $   2,173,564
Distributions received from Local Limited Partnerships               (32,040)           (32,040)          (37,757)
Equity in losses of Local Limited Partnerships                       (34,537)           (34,921)         (132,114)
Impairment loss                                                            -                  -          (101,658)
Amortization of paid acquisition fees and costs                       (8,516)            (8,516)          (11,006)
                                                              ---------------    ---------------    --------------

Investments per balance sheet, end of period                  $    1,740,459     $    1,815,552     $   1,891,029
                                                              ===============    ===============    ==============


                                                                                 For the Years
                                                                                Ended March 31
                                                              ----------------------------------------------------

                                                                   2008               2007              2006
                                                              ---------------    ---------------    --------------

Investments in Local Limited Partnerships, net                $    1,612,697     $    1,679,274     $   1,746,236
Acquisition fees and costs, net of accumulated
Amortization of $1,686,257, $1,677,741 and $1,669,226                127,762            136,278           144,793
                                                              ---------------    ---------------    --------------
Investments per balance sheet, end of period                  $    1,740,459     $    1,815,552     $   1,891,029
                                                              ===============    ===============    ==============

-------------------------------------------------------------

The financial information from the individual financial statements of the Local Limited Partnerships includes rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:


                                        COMBINED CONDENSED BALANCE SHEETS

                                                                                    2007                2006
                                                                               ---------------     ---------------
ASSETS

  Buildings and improvements, net of accumulated depreciation as of
   December 31, 2007 and 2006 of $15,387,000 and $14,283,000,
   respectively.                                                               $   21,088,000      $    22,078,000
  Land                                                                              2,234,000           2,233,000
  Other assets                                                                      3,404,000           3,237,000
                                                                               ---------------     ---------------

         Total Assets                                                          $   26,726,000      $   27,548,000
                                                                               ===============     ===============

LIABILITIES

Mortgage loans payable                                                         $   22,930,000      $   23,129,000
Due to related parties                                                                738,000           1,414,000
Other liabilities                                                                   2,478,000           1,525,000
                                                                               ---------------     ---------------

         Total Liabilities                                                         26,146,000          26,068,000
                                                                               ---------------     ---------------

PARTNERS' EQUITY

WNC California Housing Tax Credits III, L.P.                                          362,000           1,163,000
Other partners                                                                        218,000             317,000
                                                                               ---------------     ---------------

         Total Partners' Equity                                                       580,000           1,480,000
                                                                               ---------------     ---------------

              Total Liabilities and Partners' Equity                           $   26,726,000      $   27,548,000
                                                                               ===============     ===============

-------------------------------------------------------------


                                              COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2007                2006                2005
                                                            ----------------    ----------------   -----------------

Revenues                                                    $     4,042,000     $     3,838,000    $      3,704,000
--------                                                    ----------------    ----------------   -----------------

Expenses:
   Operating expenses                                             2,774,000           2,730,000           2,524,000
   Interest expense                                                 898,000             783,000             829,000
   Depreciation and amortization                                  1,119,000           1,118,000           1,117,000
                                                            ----------------    ----------------   -----------------

         Total expenses                                           4,791,000           4,631,000           4,470,000
                                                            ----------------    ----------------   -----------------

Net loss                                                    $      (749,000)    $      (793,000)   $       (766,000)
                                                            ================    ================   =================

Net loss allocable to the Partnership                       $      (741,000)    $      (667,000)   $       (758,000)
                                                            ================    ================   =================

Net loss recorded by the Partnership                        $       (35,000)    $       (35,000)   $       (132,000)
                                                            ================    ================   =================

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

     Acquisition fees equal to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,492,238 and $1,483,722 as of March 31, 2008 and 2007, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2008, $0, $0 and $95,525 of the related expense was reflected as impairment loss during the years ended March 31, 2008, 2007, and 2006, respectively, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

     Reimbursement of costs incurred by the General Partners or an affiliate in connection with the acquisition of the Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $194,019 which have been included in investments in Local Limited Partnerships. Accumulated amortization was $194,019 for each of the years ended March 31, 2008 and 2007. Of the accumulated amortization recorded on the balance sheet at March 31, 2008, $0, $0 and $6,133 of the related expense was reflected as impairment loss during the years ended March 31, 2008, 2007 and 2006, respectively, to reduce the respective net acquisition cost component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

----------------------------------------------

     An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $181,384, $181,384 and $181,385 were incurred during the years ended March 31, 2008, 2007 and 2006, respectively of which $50,000, $34,000 and $53,000 was paid during the years ended March 31, 2008, 2007 and 2006, respectively.

     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $19,000, $22,000 and $35,000 during the years ended March 31, 2008, 2007 and 2006, respectively.

     The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

                                                                                March 31,
                                                                       -----------------------------

                                                                          2008            2007
                                                                       ------------   --------------

Expenses paid by the General Partners
   or an affiliate on behalf of the Partnership                        $    26,819    $       3,180

Asset management fee payable                                             1,814,482        1,683,098
                                                                      ------------   --------------

Total                                                                  $ 1,841,301    $   1,686,278
                                                                       ============   ==============

The General Partners and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2008
               ----

Income                                  $       20,000      $        4,000     $            -      $        2,000

Operating expenses                             (48,000)            (61,000)           (50,000)            (73,000)

Loss from operations                           (28,000)            (57,000)           (50,000)            (71,000)

Equity in losses of Local Limited
  Partnerships                                  (8,000)             (8,000)            (7,000)            (12,000)

Net loss                                       (36,000)            (65,000)           (57,000)            (83,000)

Net Loss available to Limited
  Partners                                     (35,000)            (64,000)           (56,000)            (83,000)

Net Loss per Partnership Unit                       (2)                 (4)                (3)                 (5)



                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2007
               ----

Income                                  $        5,000      $        3,000     $            -      $            -

Operating expenses                             (48,000)            (64,000)           (48,000)            (51,000)

Loss from operations                           (43,000)            (61,000)           (48,000)            (51,000)

Equity in losses of Local Limited
  Partnerships                                  (8,000)             (8,000)            (8,000)            (11,000)

Interest income                                      -                   -                  -               1,000

Net Loss                                       (51,000)            (69,000)           (56,000)            (61,000)

Net Loss available to Limited
  Partners                                     (50,000)            (68,000)           (55,000)            (61,000)

Net Loss per Partnership Unit                       (3)                 (4)                (3)                 (4)


---------------------------------------------------------------

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2006
               ----

Income                                  $        6,000      $       12,000     $           -       $       (8,000)

Operating expenses                             (62,000)            (62,000)         (152,000)             (52,000)

Loss from operations                           (56,000)            (50,000)         (152,000)             (60,000)

Equity in losses of Local Limited
  Partnerships                                 (42,000)            (40,000)          (36,000)             (14,000)

Interest income                                      -                   -                 -                1,000

Net loss                                       (98,000)            (90,000)         (188,000)             (73,000)

Net Loss available to Limited
  Partners                                     (97,000)            (89,000)         (186,000)             (72,000)

Net Loss per Partnership Unit                       (5)                (5)               (10)                  (4)


NOTE 5 - SUBSEQUENT EVENTS
--------------------------

Subsequent to March 31, 2008, the Partnership sold its Limited Partnership interest in Rosewood Apartments L.P. ("Rosewood"), Venus Retirement Village, Ltd ("Venus") and Winters Investment Group ("Winters"). The Partnership received $1, $15,000 and $25,000 for its Limited Partnership interest in the respective Local Limited Partnerships. Rosewood had an appraised value of $70,000 and the outstanding mortgage balance was approximately $398,000 therefore it was to the best interest of the Partnership to sell its Limited Partnership interest to the Local General Partner. Venus and Winters were similar situations with Venus appraising at $170,000 with an outstanding mortgage balance of $700,000 and Winters appraised at $1,460,000 with an outstanding mortgage balance of $1,765,000. The Partnership collected $40,001 in total for the sell of the three Limited Partnership interests and those funds are being kept in the Partnerships reserves to pay for future operating expenses and accrued asset management fees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a)  Disclosure controls and procedures
     ----------------------------------

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

(b)  Management's annual report on internal control over financial reporting
     -----------------------------------------------------------------------

     The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2008. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

          (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
          (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership's receipts and expenditures are being made only in accordance with authorization of the management of Associates; and
          (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

     All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership's most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the
     Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under "Disclosure controls and procedures", the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2008. This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

     For purposes of the Securities Exchange Act of 1934, the term "material weakness" is a deficiency, or a combination of deficiencies, in a reporting company's internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section
     (a) under the caption "Disclosure Controls and Procedures," the Partnership's internal control over financial reporting has not been effective in permitting timely reporting of the Partnership's financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)  Changes in internal controls
     ----------------------------

     There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Wilfred N. Cooper, Sr.         Chairman
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Michael J. Gaber               Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Asset Management
Thomas J. Hollingsworth        Vice President - Asset Management
Gregory S. Hand                Vice President - Acquisitions
Melanie R. Wenk                Vice President - Chief Financial Officer
Kay L. Cooper                  Director of WNC & Associates, Inc.
Jennifer E. Cooper             Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are a trust established by the Coopers.

Wilfred N. Cooper, Sr., age 77, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona State College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 45, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly
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

David N. Shafer, age 56, is an Executive Vice President, and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 42, is an Executive Vice President - Oversees the Originations, Acquisitions and Real Estate Development Department, and is a member of the Acquisition Committee of Associates and Vice President of WNC Management, Inc... Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester P. Garban, age 62, is Senior Vice President - Institutional Investments of Associates and registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 53, is Senior Vice President - Asset Management and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, CPA, age 57, is Vice President - Asset Management of WNC & Associates, Inc. and oversees WNC's asset management group. Mr.
Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 44, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates. He is responsible for the oversight of property underwriting. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, CPA, age 41, is Vice President - Chief Financial Officer of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

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

     None.

(g)  Promoters and Control Persons
     ------------------------------

     Inapplicable.

(h)  Audit  Committee  Financial  Expert,  and (i)  Identification  of the Audit
     ---------------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership nor the General Partners, has an audit committee.

(j)  Changes to Nominating Procedures
     --------------------------------

     Inapplicable.

(k)  Compliance With Section 16(a) of the Exchange Act
     -------------------------------------------------

     None.

(l)  Code of Ethics
     --------------

     Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 187.

Item 11.  Executive Compensation

The General Partners and their Affiliates are not permitted under Section 5.6 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement are summarized below.

(a)  Compensation for Services

     For services rendered by the Managing General Partner or an Affiliate of the Managing General Partner in connection with the administration of the affairs of the Partnership, the Managing General Partner or any such Affiliate may receive an annual Asset Management Fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The Asset Management Fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid Asset Management Fees for any year are deferred without interest and are payable in subsequent years from any funds available to the
     Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the Managing General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $181,384, $181,384 and $181,385, were incurred during the years ended March 31, 2008, 2007 and 2006, respectively. The Partnership paid the General Partners and or their affiliates $50,000, $34,000 and $53,000 of those fees during the years ended March 31, 2008, 2007 and 2006, respectively.

     Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its Affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partners or their Affiliates respecting the Properties owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future. None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

(b)  Operating Expenses

     Reimbursement to a General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.4 of the Partnership's Agreement of Limited Partnership (the "Agreement,"
     incorporated as Exhibit 3.1 to this report). The Agreement defines "Operating Cash Expenses" as

          " . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for advertising and promotion, management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an
          Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount."

     The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any "controlling person" of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, "controlling person" includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

     The unpaid operating expenses reimbursable to the General Partner or its affiliates were $28,619, $3,180 and $4,175 for the years ended March 31, 2008, 2007 and 2006, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $19,000, $22,000 and $35,000 of the years ended March 31, 2008, 2007 and 2006, respectively.

(c)  Interest in Partnership

     The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated which approximated $0, $0 and $4,000 for the General Partner in the aggregate for the tax years (calendar years) ended December 31, 2007, 2006 and 2005, respectively. The General Partner is also entitled to receive 1% of the Partnershp's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2008, 2007 and 2006. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2008, 2007 or 2006.

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

(c)  Security Ownership of Management
     --------------------------------

     Neither the General Partner, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates or its affiliates own directly or beneficially any Partnership Units.

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

     First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partners may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partners of the Partnership and elect a successor General Partner.


Item 13.  Certain Relationships and Related Transactions

     The  General  Partner  manages  all  of  the  Partnership's   affairs.  The
     transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                                             2008                2007
                                        ---------------     ---------------

Audit Fees                              $       34,650      $       12,083
Audit-related Fees                                   -                   -
Tax Fees                                         2,755               3,000
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                   $       37,405      $       15,083
                                        ===============     ===============

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------

          Balance Sheets, March 31, 2008 and 2007
          Statements of Operations for the years ended March 31, 2008,  2007 and
            2006
          Statements of Partners' Equity (Deficit) for the years ended March 31,
            2008, 2007 and 2006
          Statements of Cash Flows for the years ended March 31, 2008,  2007 and
            2006
          Notes to Financial Statements

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

 99.19 Financial Statements of Colonial Village - Roseville, for the years ended December 31, 2007 and 2006 together with Independent Auditors' Report thereon; a significant subsidiary

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008


                                  --------------------------------  ----------------------------------------------------------------
                                       As of March 31, 2008                                   As of December 31, 2007
------------------------------------------------------------------  ----------------------------------------------------------------
                                    Total Investment    Amount of    Mortgage Balances          Buildings
  Local Limited                     in Local Limited   Investment     of Local Limited             and     Accumulated    Net Book
Partnership Name      Location        Partnerships    Paid to Date      Partnerships   Land     Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden Apts.   Delhi,         $    391,000   $   391,000      $ 1,345,000    $  93,000  $ 1,717,000  $  885,000    $  925,000
Assoc.                California

Almond View Apts.,    Stockton,         1,639,000     1,639,000        1,693,000      110,000    3,414,000   1,669,000     1,855,000
Ltd.                  California

Buccaneer Assoc.,     Fernandia           365,000       365,000        1,428,000       60,000    2,158,000     783,000     1,435,000
Ltd.                  Beach,
                      Florida

Candleridge Apts.     Perry,              126,000       126,000          667,000       50,000      888,000     445,000       493,000
of Perry Ltd. II      Iowa

Colonial Village      Roseville,        2,811,000     2,811,000        1,799,000      315,000    5,052,000   2,442,000     2,925,000
Roseville             California

Dallas County         Orrville,           130,000       130,000          595,000       35,000      764,000     319,000       480,000
Housing, Ltd.         Alabama

La Paloma del Sol     Deming,             254,000       254,000        1,385,000      101,000    1,788,000     660,000     1,229,000
Ltd.                  New Mexico

Memory Lane Ltd.      Yankton,            151,000       151,000          657,000       25,000      893,000     546,000       372,000
                      South Dakota

Nueva Sierra Vista    Richgrove,        1,688,000     1,688,000        1,623,000      115,000    3,137,000   1,009,000     2,243,000
Assoc.                California

Old Fort Highway      Hidalgo,            249,000       249,000        1,235,000       78,000    1,738,000     648,000     1,168,000
Ltd.                  Texas


WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008


                                  --------------------------------  ----------------------------------------------------------------
                                       As of March 31, 2008                                   As of December 31, 2007
------------------------------------------------------------------  ----------------------------------------------------------------
                                    Total Investment    Amount of   Mortgage Balances           Buildings
  Local Limited                     in Local Limited   Investment   of Local Limited               and     Accumulated    Net Book
Partnership Name      Location        Partnerships    Paid to Date    Partnerships     Land     Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Orosi Apts., Ltd.     Orosi,              461,000       461,000        1,826,000      100,000    2,395,000     678,000     1,817,000
                      California

Parlier Garden        Parlier,            453,000       453,000        1,656,000      138,000    2,070,000     741,000     1,467,000
Apts.                 California

Rosewood Apts.        Superior,           185,000       185,000          398,000            -      768,000     272,000       496,000
Ltd. (1)              Wisconsin

Sun Manor, L.P.       Itta Bena,          230,000       230,000        1,026,000       40,000    1,334,000     661,000       713,000
                      Mississippi

Tahoe Pines Apts.     South Lake        1,633,000     1,633,000        1,566,000       87,000    3,236,000   1,587,000     1,736,000
                      Tahoe,
                      California

Venus Retirement      Venus,              161,000       161,000          704,000       32,000      618,000     443,000       207,000
Village, Ltd. (1)     Texas

Walnut - Pixley,      Orange,           1,078,000     1,078,000        1,553,000      690,000    2,078,000     907,000     1,861,000
Ltd.                  California

Winters Investment    Winters,            531,000       531,000        1,775,000      165,000    2,427,000     692,000     1,900,000
Group (1)             California     ------------   -----------      -----------   ---------- ------------  ----------    ----------
                                     $ 12,536,000   $12,536,000      $22,930,000   $2,234,000 $ 36,475,000 $15,387,000  $ 22,322,000
                                     ============   ===========      ===========   ========== ============ ===========  ============

(1) Subsequent to March 31, 2008, the Partnership sold its Limited Partnership interest in these Local Limited Partnerships.

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008


                                   ---------------------------------------------------------------
                                                 For the year ended December 31, 2007
                                   ---------------------------------------------------------------
                                                                Year                  Estimated
Local Limited                                  Net Income    Investment              Useful Life
Partnership Name              Rental Income      (Loss)       Acquired      Status     (Years)
--------------------------------------------------------------------------------------------------

Almond Garden Apts Assoc.      $  199,000       (21,000)        1994      Completed         27.5

Almond View Apts., Ltd.           256,000      (259,000)        1994      Completed         27.5

Buccaneer Assoc. Ltd.             282,000       (12,000)        1994      Completed           40

Candleridge Apts.                 154,000         5,000         1994      Completed         27.5
of Perry Ltd. II

Colonial Village                  554,000       (35,000)        1993      Completed         27.5
Roseville

Dallas County Housing,             86,000       (10,000)        1993      Completed           40
Ltd.

La Paloma del Sol                 192,000       (18,000)        1993      Completed           40
L. P.

Memory Lane L.P.                   87,000       (10,000)        1994      Completed           25

Nueva Sierra Vista                176,000      (123,000)        1994      Completed           40
Assoc.

Old Fort L.P.                     232,000       (24,000)        1993      Completed           40

Orosi Apts., Ltd.                 210,000       (39,000)        1993      Completed           50

Parlier Garden Apts.              287,000        (3,000)        1994      Completed           40

Rosewood Apts. Ltd.               100,000         3,000         1994      Completed           40

Sun Manor, L.P.                   179,000       (36,000)        1993      Completed         27.5

Tahoe Pines Apts.                 237,000      (119,000)        1994      Completed         27.5

Venus Retirement Village,         108,000       (16,000)        1993      Completed           25
Ltd.

Walnut - Pixley, L.P.             193,000        12,000         1993      Completed           40

Winters Investment Group          276,000       (44,000)        1994      Completed           50

                               $3,808,000    $ (749,000)
                               ==========    ===========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007


                                  --------------------------------  ----------------------------------------------------------------
                                       As of March 31, 2007                                   As of December 31, 2006
------------------------------------------------------------------  ----------------------------------------------------------------
                                    Total Investment    Amount of    Mortgage Balances          Buildings
  Local Limited                     in Local Limited   Investment     of Local Limited             and     Accumulated    Net Book
Partnership Name      Location        Partnerships    Paid to Date      Partnerships   Land     Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden Apts.   Delhi,         $    391,000   $   391,000      $ 1,352,000    $  93,000  $ 1,693,000  $  823,000    $  963,000
Assoc.                California

Almond View Apts.,    Stockton,         1,639,000     1,639,000        1,706,000      110,000    3,414,000   1,548,000     1,976,000
Ltd.                  California

Buccaneer Assoc.,     Fernandia           365,000       365,000        1,436,000       60,000    2,158,000     730,000     1,488,000
Ltd.                  Beach,
                      Florida

Candleridge Apts.     Perry,              126,000       126,000          672,000       50,000      884,000     412,000       522,000
of Perry Ltd. II      Iowa

Colonial Village      Roseville,        2,811,000     2,811,000        1,850,000      315,000    5,042,000   2,263,000     3,094,000
Roseville             California

Dallas County         Orrville,           130,000       130,000          599,000       35,000      764,000     298,000       501,000
Housing, Ltd.         Alabama

La Paloma del Sol     Deming,             254,000       254,000        1,393,000      101,000    1,761,000     609,000     1,253,000
Ltd.                  New Mexico

Memory Lane Ltd.      Yankton,            151,000       151,000          662,000       25,000      893,000     516,000       402,000
                      South Dakota

Nueva Sierra Vista    Richgrove,        1,688,000     1,688,000        2,284,000      115,000    3,137,000     930,000     2,322,000
Assoc.                California

Old Fort Highway      Hidalgo,            249,000       249,000        1,242,000       77,000    1,696,000     593,000     1,180,000
Ltd.                  Texas

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007


                                  --------------------------------  ----------------------------------------------------------------
                                       As of March 31, 2007                                   As of December 31, 2006
------------------------------------------------------------------  ----------------------------------------------------------------
                                    Total Investment    Amount of   Mortgage Balances           Buildings
  Local Limited                     in Local Limited   Investment   of Local Limited               and     Accumulated    Net Book
Partnership Name      Location        Partnerships    Paid to Date    Partnerships     Land     Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Orosi Apts., Ltd.     Orosi,              461,000       461,000        1,846,000      100,000    2,397,000     629,000     1,868,000
                      California

Parlier Garden        Parlier,            453,000       453,000        1,664,000      138,000    2,070,000     689,000     1,519,000
Apts.                 California

Rosewood Apts.        Superior,           185,000       185,000          413,000            -      767,000     253,000       514,000
Ltd. (1)              Wisconsin

Sun Manor, L.P.       Itta Bena,          230,000       230,000        1,031,000       40,000    1,325,000     609,000       756,000
                      Mississippi

Tahoe Pines Apts.     South Lake        1,633,000     1,633,000        1,587,000       87,000    3,237,000   1,471,000     1,853,000
                      Tahoe,
                      California

Venus Retirement      Venus,              161,000       161,000          707,000       32,000      618,000     412,000       238,000
Village, Ltd. (1)     Texas

Walnut - Pixley,      Orange,           1,078,000     1,078,000          900,000      690,000    2,078,000     853,000     1,915,000
Ltd.                  California

Winters Investment    Winters,            531,000       531,000        1,785,000      165,000    2,427,000     645,000     1,947,000
Group (1)             California     ------------  ------------     ------------  -----------  -----------  ----------   -----------
                                     $ 12,536,000  $ 12,536,000     $ 23,129,000  $ 2,233,000  $36,361,000 $14,283,000   $24,311,000
                                     ============  ============     ============  ===========  =========== ===========   ===========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                   ---------------------------------------------------------------
                                                 For the year ended December 31, 2006
                                   ---------------------------------------------------------------
                                                                Year                  Estimated
Local Limited                                  Net Income    Investment              Useful Life
Partnership Name              Rental Income      (Loss)       Acquired      Status     (Years)
--------------------------------------------------------------------------------------------------

Almond Garden Apts Assoc.      $  198,000       (30,000)        1994      Completed         27.5

Almond View Apts., Ltd.           245,000      (306,000)        1994      Completed         27.5

Buccaneer Assoc. Ltd.             257,000       (53,000)        1994      Completed           40

Candleridge Apts.                 153,000         4,000         1994      Completed         27.5
of Perry Ltd. II

Colonial Village                  537,000       (30,000)        1993      Completed         27.5
Roseville

Dallas County Housing,             78,000       (15,000)        1993      Completed           40
Ltd.

La Paloma del Sol                 193,000        (6,000)        1993      Completed           40
L. P.

Memory Lane L.P.                   81,000       (14,000)        1994      Completed           25

Nueva Sierra Vista                177,000      (121,000)        1994      Completed           40
Assoc.

Old Fort L.P.                     214,000       (42,000)        1993      Completed           40

Orosi Apts., Ltd.                 230,000       (18,000)        1993      Completed           50

Parlier Garden Apts.              288,000        17,000         1994      Completed           40

Rosewood Apts. Ltd.                94,000        (1,000)        1994      Completed           40

Sun Manor, L.P.                   170,000       (32,000)        1993      Completed         27.5

Tahoe Pines Apts.                 225,000      (141,000)        1994      Completed         27.5

Venus Retirement Village,         103,000       (28,000)        1993      Completed           25
Ltd.

Walnut - Pixley, L.P.             181,000         5,000         1993      Completed           40

Winters Investment Group          278,000        18,000         1994      Completed           50
                               ----------    ----------

                               $3,702,000    $ (793,000)
                               ==========    ==========

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006


                                  --------------------------------  ----------------------------------------------------------------
                                       As of March 31, 2006                                   As of December 31, 2005
------------------------------------------------------------------  ----------------------------------------------------------------
                                    Total Investment    Amount of    Mortgage Balances          Buildings
  Local Limited                     in Local Limited   Investment     of Local Limited             and     Accumulated    Net Book
Partnership Name      Location        Partnerships    Paid to Date      Partnerships   Land     Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden Apts.   Delhi,         $    391,000   $   391,000      $ 1,359,000    $  93,000  $ 1,693,000  $  759,000   $ 1,027,000
Assoc.                California

Almond View Apts.,    Stockton,         1,639,000     1,639,000        1,718,000      110,000    3,415,000   1,428,000     2,096,000
Ltd.                  California

Buccaneer Assoc.,     Fernandia           365,000       365,000        1,443,000       60,000    2,158,000     676,000     1,542,000
Ltd.                  Beach,
                      Florida

Candleridge Apts.     Perry,              126,000       126,000          677,000       50,000      880,000     378,000       552,000
of Perry Ltd. II      Iowa

Colonial Village      Roseville,        2,811,000     2,811,000        1,898,000      315,000    5,043,000   2,085,000     3,273,000
Roseville             California

Dallas County         Orrville,           130,000       130,000          601,000       35,000      764,000     276,000       524,000
Housing, Ltd.         Alabama

La Paloma del Sol     Deming,             254,000       254,000        1,400,000      101,000    1,756,000     559,000     1,297,000
Ltd.                  New Mexico

Memory Lane Ltd.      Yankton,            151,000       151,000          666,000       25,000      889,000     486,000       428,000
                      South Dakota

Nueva Sierra Vista    Richgrove,        1,688,000     1,688,000        1,623,000      115,000    3,137,000     850,000     2,402,000
Assoc.                California

Old Fort Highway      Hidalgo,            249,000       249,000        1,248,000       77,000       77,000     543,000     1,195,000
Ltd.                  Texas

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                  --------------------------------  ----------------------------------------------------------------
                                       As of March 31, 2006                                   As of December 31, 2005
------------------------------------------------------------------  ----------------------------------------------------------------
                                    Total Investment    Amount of   Mortgage Balances           Buildings
  Local Limited                     in Local Limited   Investment   of Local Limited               and     Accumulated    Net Book
Partnership Name      Location        Partnerships    Paid to Date    Partnerships     Land     Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Orosi Apts., Ltd.     Orosi,              461,000       461,000        1,865,000      100,000    2,391,000     572,000     1,919,000
                      California

Parlier Garden        Parlier,            453,000       453,000        1,673,000      138,000    2,070,000     637,000     1,571,000
Apts.                 California

Rosewood Apts.        Superior,           185,000       185,000          428,000            -      767,000     234,000       534,000
Ltd. (1)              Wisconsin

Sun Manor, L.P.       Itta Bena,          230,000       230,000        1,036,000       40,000    1,319,000     559,000       800,000
                      Mississippi

Tahoe Pines Apts.     South Lake        1,633,000     1,633,000        1,607,000       87,000    3,236,000   1,356,000     1,967,000
                      Tahoe,
                      California

Venus Retirement      Venus,              161,000       161,000          710,000       32,000      618,000     381,000       269,000
Village, Ltd. (1)     Texas

Walnut - Pixley,      Orange,           1,078,000     1,078,000          927,000      690,000    2,078,000     798,000     1,970,000
Ltd.                  California

Winters Investment    Winters,            531,000       531,000        1,794,000      165,000    2,427,000     597,000     1,995,000
Group (1)             California     ------------  ------------     ------------  -----------  -----------  ----------   -----------
                                     $ 12,536,000  $ 12,536,000     $ 22,673,000   $2,233,000  $36,302,000 $13,174,000   $25,361,000
                                     ============  ============     ============  ===========  =========== ===========   ===========


WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                   ---------------------------------------------------------------
                                                 For the year ended December 31, 2005
                                   ---------------------------------------------------------------
                                                                Year                  Estimated
Local Limited                                  Net Income    Investment              Useful Life
Partnership Name              Rental Income      (Loss)       Acquired      Status     (Years)
--------------------------------------------------------------------------------------------------

Almond Garden Apts Assoc.      $  190,000    $  (47,000)        1994      Completed         27.5

Almond View Apts., Ltd.           245,000      (238,000)        1994      Completed         27.5

Buccaneer Assoc. Ltd.             245,000       (33,000)        1994      Completed           40

Candleridge Apts.                 151,000       (10,000)        1994      Completed         27.5
of Perry Ltd. II

Colonial Village                  541,000       (12,000)        1993      Completed         27.5
Roseville

Dallas County Housing,             67,000       (29,000)        1993      Completed           40
Ltd.

La Paloma del Sol                 182,000        (3,000)        1993      Completed           40
L. P.

Memory Lane L.P.                   79,000       (13,000)        1994      Completed           25

Nueva Sierra Vista                168,000      (128,000)        1994      Completed           40
Assoc.

Old Fort L.P.                     203,000       (31,000)        1993      Completed           40

Orosi Apts., Ltd.                 232,000       (10,000)        1993      Completed           50

Parlier Garden Apts.              293,000        16,000         1994      Completed           40

Rosewood Apts. Ltd.                89,000        (5,000)        1994      Completed           40

Sun Manor, L.P.                   147,000       (60,000)        1993      Completed         27.5

Tahoe Pines Apts.                 226,000      (140,000)        1994      Completed         27.5

Venus Retirement Village,          99,000       (27,000)        1993      Completed           25
Ltd.

Walnut - Pixley, L.P.             168,000       (20,000)        1993      Completed           40

Winters Investment Group          278,000        24,000         1994      Completed           50
                               ----------    ----------

                               $3,603,000    $ (766,000)
                               ==========    ==========

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

Date:  October 9, 2009

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

Date:  October 9, 2009



By:      /s/ Melanie R. Wenk
         -------------------
         Melanie R. Wenk,
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  October 9, 2009



By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  October 9, 2009



By:      /s/ Kay L. Cooper
         -----------------
         Kay L. Cooper
         Director of WNC & Associates, Inc.

Date:  October 9, 2009