Form 10-Q
period 2008-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2009-10-13
CIK 892997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                       OR

| |  TRANSITION  REPORT  PURSUANT  TO  SECTION 13  OR 15 (d) OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

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

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2008


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
     As of June 30, 2008 and March 31, 2008....................................3

    Statements of Operations
     For the Three Months Ended June 30, 2008 and 2007.........................4

    Statement of Partners' Equity (Deficit)
     For the Three Months Ended June 30, 2008..................................5

    Statements of Cash Flows
     For the Three Months Ended June 30, 2008 and 2007.........................6

    Notes to Financial Statements..............................................7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................16

  Item 3. Quantitative and Qualitative Disclosures about Market Risks.........17
..
  Item 4T. Controls and Procedures............................................17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........18

Item 3. Defaults Upon Senior Securities.......................................18

Item 4. Submission of Matters to a Vote of Security Holders...................18

Item 5. Other Information.....................................................18

Item 6. Exhibits .............................................................18

Signatures ...................................................................19

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                    June 30, 2008                     March 31, 2008
                                                                -----------------------             -------------------

ASSETS

Cash                                                              $            236,620                $         228,980
Investments in Local Limited Partnerships, net (Note 2)                        229,626                        1,740,459
                                                                -----------------------             -------------------

         Total Assets                                             $            466,246                $       1,969,439
                                                                =======================             ===================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                        $           1,891,064                $       1,841,301
                                                                -----------------------             -------------------

Partners' equity (deficit):
  General Partner                                                             (184,380)                       (168,850)
  Limited Partners (30,000 Partnership Units
     authorized; 18,000 Partnership Units issued and
     outstanding)                                                           (1,240,438)                         296,988
                                                                -----------------------             -------------------

         Total Partners' Equity (Deficit)                                   (1,424,818)                         128,138
                                                                -----------------------             -------------------

           Total Liabilities and Partners' Equity (Deficit)      $             466,246               $       1,969,439
                                                                =======================             ===================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)


                                                                  2008                          2007
                                                              Three Months                  Three Months
                                                      --------------------------  ----------------------------

Distribution income                                    $                  5,856     $                   17,481
Reporting fees                                                                -                          2,750
                                                      --------------------------  ----------------------------

         Total operating income                                           5,856                         20,231
                                                      --------------------------  ----------------------------

Operating expenses:
  Amortization (Note 2)                                                   1,996                          2,129
  Asset management fees (Note 3)                                         45,346                         45,346
  Legal and accounting fees                                                 816                              -
  Impairment loss                                                     1,495,231                              -
  Other                                                                   1,847                          1,140
                                                      --------------------------  ----------------------------
         Total operating expenses                                     1,545,236                         48,615
                                                      --------------------------  ----------------------------
Loss from operations                                                 (1,539,380)                      (28,384)

Equity in losses of
   Local Limited Partnerships (Note 2)                                  (13,606)                       (7,560)

  Gain on sale of investment in Local Limited
   Partnerships                                                               1                             -

Interest income                                                              29                           229
                                                      --------------------------  ----------------------------
Net loss                                               $             (1,552,956)   $                  (35,715)
                                                      ==========================  ============================

Net loss allocated to:

  General Partner                                      $                (15,530)   $                     (357)
                                                      ==========================  ============================


  Limited Partners                                     $             (1,537,426)   $                  (35,358)
                                                      ==========================  ============================


Net loss per Partnership Unit                          $                    (85)   $                       (2)
                                                      ==========================  ============================

Outstanding weighted Partnership Units                                   18,000                         18,000
                                                      ==========================  ============================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2008
                                   (Unaudited)

                                                            General               Limited
                                                            Partner              Partners                Total
                                                        -----------------     ----------------   ----------------------

Partners equity (deficit) at March 31, 2008              $      (168,850)       $     296,988     $            128,138

Net loss                                                         (15,530)          (1,537,426)              (1,552,956)
                                                        -----------------     ----------------   ----------------------

Partners equity (deficit) at June 30, 2008               $      (184,380)          (1,240,438)              (1,424,818)
                                                        =================     ================== ======================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)


                                                                              2008                      2007
                                                                        ------------------      --------------------

Cash flows from operating activities:
  Net loss                                                               $     (1,552,956)        $         (35,715)
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Amortization                                                                 1,996                     2,129
       Equity in losses of Local Limited Partnerships                              13,606                     7,560
       Impairment loss                                                          1,495,231                         -
       Change in accrued fees and expenses due to
        General Partner and affiliates                                             49,763                    33,986
       Gain on sale of investment in Local Limited Partnership                         (1)                        -
                                                                        ------------------        ------------------

Net cash provided by operating activities                                           7,639                     7,960
                                                                        ------------------        ------------------

Cash flows from investing activities:
    Proceeds from sale of investment in Local Limited
     Partnership                                                                        1                         -
                                                                        ------------------        ------------------
Net cash provided by investing activities                                               1                         -
                                                                        ------------------        ------------------

Net increase in cash                                                                7,640                     7,960

Cash, beginning of period                                                         228,980                   239,164
                                                                        ------------------        ------------------
Cash, end of period                                                      $        236,620           $       247,124
                                                                        ==================        ==================

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

Taxes paid                                                               $              -          $               -
                                                                        ==================        ==================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)
8



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

Organization
------------

WNC California Housing Tax Credits III, L.P., (the  "Partnership"),
is a California Limited Partnership formed under the laws of the State of California on October 5, 1992 and began operations on July 19, 1993. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES,  continued
----------------------------------------------------------------

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

-------------------------------------------------------------

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2008.

During the quarter ended June 30, 2008, the Partnership sold its Limited Partnership interest in Rosewood Apartments L.P. ("Rosewood") for $1. Rosewood had an appraised value of $70,000 and the outstanding mortgage balance was approximately $398,000 therefore it was to the best interest of the Partnership to sell its Limited Partnership interest to the Local General Partner.

--------------------------------------------------------------

Subsequent to June 30, 2008, the Partnership sold its Limited Partnership interest in Venus Retirement Village, Ltd ("Venus") and Winters Investment Group ("Winters"). The Partnership received $15,000 and $25,000 for its Limited Partnership interests in the respective Local Limited Partnerships. Venus and Winters were in similar situations as Rosewood with Venus appraised at $170,000 with an outstanding mortgage balance of $700,000 and Winters appraised at $1,460,000 with an outstanding mortgage balance of $1,765,000. The Partnership collected $40,000 in total for the sale of the two Limited Partnership interests and those funds are being kept in the Partnerships reserves to pay for future operating expenses and accrued asset management fees.

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

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2008, all but one of the investment balances had reached zero.

---------------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income taxes purposes, the Partnership reports on a calendar year basis.

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

Concentration of Credit Risk
----------------------------

At June 30, 2008, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts. The Partnership believes it is not exposed to any significant financial risk on cash.

--------------------------------------------------------------

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense was $1,996 and $2,129 as of the three months ended June 30, 2008 and 2007, respectively.

Impairment
----------

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment's carrying amount to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the three months ended June 30, 2008 and 2007 impairment expense related to investments in Local Limited Partnerships was $1,495,231 and $0, respectively.

When the value of the Partnership's investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are impaired. For each of the three months ended June 30, 2008 and 2007, impairment expense related to acquisition fees and costs was $0.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of June 30, 2008 and March 31, 2008, the Partnership owns Local Limited Partnership interests in seventeen and eighteen Local Limited Partnerships, respectively. All of these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 614 and 635 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited
Partnership governing agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:


                                                                   For the Three                For the Year
                                                                   Months Ended                   Ended
                                                                   June 30, 2008               March 31, 2008
                                                                 -------------------         -------------------

  Investments per balance sheet, beginning of period               $      1,740,459           $      1,815,552
  Equity in losses of Local Limited Partnerships                            (13,606)                   (34,537)
  Distributions received from Local Limited Partnerships                          -                    (32,040)
  Impairment loss                                                        (1,495,231)                         -
  Amortization of capitalized acquisition fees and costs                     (1,996)                    (8,516)
                                                                 -------------------         -------------------
  Investments per balance sheet, end of period                     $        229,626              $    1,740,459
                                                                 ===================         ===================

-------------------------------------------------------------


                                                                 For the Three Months          For the Year Ended
                                                                         Ended
                                                                     June 30, 2008               March 31, 2008
                                                                 ----------------------       ----------------------

Investments in Local Limited Partnerships, net                     $          103,860          $          1,612,697
Acquisition fees and costs, net of accumulated
  amortization of $1,688,253 and $1,686,257                                   125,766                       127,762
                                                                 ----------------------       ----------------------
Investments per balance sheet, end of period                       $          229,626          $          1,740,459
                                                                 ======================       ======================

Selected financial information for the three months ended June 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

                             COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                              2008                      2007
                                                      ----------------------     --------------------

  Revenue                                               $         1,000,000       $          960,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                             727,000                  682,000
     Interest expense                                               194,000                  196,000
     Depreciation and amortization                                  279,000                  280,000
                                                      ----------------------     --------------------

  Total expenses                                                  1,200,000                1,158,000
                                                      ----------------------     --------------------

  Net loss                                                         (200,000)                (198,000)
                                                      ======================     ====================


  Net loss allocable to the Partnership                $           (198,000)      $         (167,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership                 $            (14,000)      $           (8,000)
                                                      ======================     ====================

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,494,234 and$1,492,238 as of June 30, 2008 and March 31, 2008, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $194,019 as of ended June 30, 2008 and March 31, 2008.

(c) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $45,346 were incurred during each of the three months ended June 30, 2008 and 2007. The Partnership paid the General Partners and or their affiliates $0 and $12,500 of those fees during the three months ended June 30, 2008 and 2007, respectively.

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

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2008 and 2007.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                     June 30, 2008               March 31, 2008
                                                                 ----------------------      ----------------------

Expenses paid by the General Partner or  an affiliate
   on behalf of the Partnership                                   $            31,237         $            26,819
Asset management fee payable                                                1,859,828                   1,814,482
                                                                 ----------------------      ----------------------
   Total                                                          $         1,891,064         $         1,841,301
                                                                 ======================      ======================


The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

Subsequent to June 30, 2008, the Partnership sold its Limited Partnership interest in Venus Retirement Village, Ltd ("Venus") and Winters Investment Group ("Winters"). The Partnership received $15,000 and $25,000 for its Limited Partnership interests in the respective Local Limited Partnerships. Venus and Winters were in similar situations as Rosewood with Venus appraised at $170,000 with an outstanding mortgage balance of $700,000 and Winters appraised at $1,460,000 with an outstanding mortgage balance of $1,765,000. The Partnership collected $40,000 in total for the sale of the two Limited Partnership interests and those funds are being kept in the Partnerships reserves to pay for future operating expenses and accrued asset management fees.

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed unaudited financial statements and the notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2008 consisted primarily of $237,000 in cash and aggregate investments in the seventeen Local Limited Partnerships of $230,000. Liabilities at June 30, 2008 primarily consisted of $1,891,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007. The Partnership's net loss for the three months ended June 30, 2008 was $(1,553,000), reflecting an increase of $(1,517,000) from the $(36,000) net loss for the three months ended June 30, 2007. The increase in net loss was due to the loss from operations which increased by $(1,511,000) to $(1,539,000) for the three months ended June 30, 2008 from $(28,000) for the three months ended June 30, 2007, which was primarily due to the $(1,495,000) increase in impairment expense. The significant increase is due to a change in the impairment analysis in the current quarter. For the quarter ended June 30, 2007 the impairment analysis calculated any residual value to the Partnership and in addition to the remaining Low Income Housing Tax Credits available to the Partnership compared that to the current carrying value of each investment to the Partnership. For the quarter ended June 30, 2008 all Local Limited Partnerships were not considered to have any material residual value in consideration of the current economic circumstances. There was also a $(3,000) decrease in reporting fees and a $(13,000) decrease in distribution income for the three months ended June 30, 2008. The decreases in reporting fees and distribution income was due to the fact that Local Limited Partnerships pay distributions and reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Additionally there was an increase of $(6,000) from equity in losses of Local Limited Partnerships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007. Net cash provided during each of the three month periods ended June 30, 2008 and June 30, 2007 was $8,000. There was a $16,000 increase in the change in accrued fees and expenses due to the General Partner and affiliates which was offset by a $(16,000) decrease in reporting fees and distribution income, as explained above.

During the three months ended June 30, 2008 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $50,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2008, to be insufficient to meet all currently foreseeable future cash requirements. However, Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4T. Controls and Procedures

(a)      Disclosure controls and procedures
          ---------------------------------

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

By:  WNC California Tax Credit Partners III General Partner

By:  WNC & Associates, Inc.         General Partner




By:  /s/ Wilfred N. Cooper Jr.
------------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

ate: October 9, 2009




By:  /s/ Melanie R. Wenk
------------------------
Melanie R. Wenk,
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: October 9, 2009