Form 10-Q
period 2008-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2009-10-13
CIK 892997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 2008

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

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2008
                                        2


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

       Balance Sheets
            As of September 30, 2008 and March 31, 2008........................3

       Statements of Operations
            For the Three and Six Months Ended September 30, 2008 and 2007.....4

       Statement of Partners' Deficit
            For the Six Months Ended September 30, 2008........................5

       Statements of Cash Flows
            For the Six Months Ended September 30, 2008 and 2007...............6

       Notes to Financial Statements...........................................7

     Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................16

     Item 3. Quantitative and Qualitative Disclosures about Market Risks......17

     Item 4T. Controls and Procedures.........................................17

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................18

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....18

     Item 3.  Defaults Upon Senior Securities.................................18

     Item 4.  Submission of Matters to a Vote of Security Holders.............18

     Item 5.  Other Information...............................................18

     Item 6.  Exhibits .......................................................18

     Signatures ..............................................................19

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                  September 30, 2008                  March 31, 2008
                                                                -----------------------             -------------------

ASSETS

Cash                                                              $           224,809                 $        228,980
Investments in Local Limited Partnerships, net (Note 2)                       166,626                        1,740,459
                                                                -----------------------             ------------------

     Total Assets                                                 $           391,435                 $      1,969,439
                                                                =======================             ==================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
 General Partner and affiliates (Note 3)                          $         1,879,369                 $      1,841,301
                                                                -----------------------             ------------------
Partners' Equity (Deficit):
  General Partner                                                            (185,011)                       (168,850)
  Limited Partners (30,000 Partnership Units
     authorized; 18,000 Partnership Units issued and
     outstanding)                                                          (1,302,923)                         296,988
                                                                -----------------------             ------------------

     Total Partners' Equity (Deficit)                                      (1,487,934)                         128,138
                                                                -----------------------             ------------------

     Total Liabilities and Partners' Equity (Deficit)             $           391,435                 $      1,969,439
                                                                =======================             ==================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2008 and 2007
                                   (Unaudited)

                                                            2008                                    2007
                                            -------------------------------------   -------------------------------------
                                              Three Months         Six Months        Three Months          Six Months
                                            -----------------   -----------------   ----------------    -----------------

Distribution income                           $        4,825      $       10,681      $        2,875       $       20,356
Reporting fees                                             -                   -               1,500                4,250
                                            -----------------   -----------------   ----------------    -----------------

  Total operating income                                4,825             10,681               4,375               24,606
                                            -----------------   -----------------   ----------------    -----------------

Operating expenses:
  Amortization (Note 2)                                 1,996              3,992               2,129                4,258
  Asset management fees (Note 3)                       44,422             89,768              45,346               90,692
  Legal and accounting fees                                 -                816              14,050               14,050
  Impairment loss                                       6,134          1,501,366                   -                    -
  Other                                                   119              1,966                   -                1,140
                                            -----------------   -----------------   ----------------    -----------------

  Total operating expenses                             52,671          1,597,908              61,525              110,140
                                            -----------------   -----------------   ----------------    -----------------

Loss from operations                                  (47,846)        (1,587,227)           (57,150)             (85,534)

Equity in losses of Local
  Limited Partnerships (Note 2)                       (15,297)           (28,903)            (7,560)             (15,120)

Gain on sale of investment in Local
Limited Partnership                                         -                  1                  -                     -

Interest income                                            28                 57                 142                  371
                                            -----------------   -----------------   ----------------    -----------------

Net loss                                      $       (63,115)    $   (1,616,072)     $      (64,568)     $     (100,283)
                                            =================   =================   ================    =================

Net loss allocated to:
  General Partner                             $          (631)    $      (16,161)     $         (646)     $       (1,003)
                                            =================   =================   ================    =================

  Limited Partners                            $       (62,484)    $   (1,599,911)     $      (63,922)     $      (99,280)
                                            =================   =================   ================    =================

Net loss per Partnership Unit                 $            (3)    $          (89)     $           (4)     $           (6)
                                            =================   =================   ================    =================

Outstanding weighted Partnership
  Units                                                18,000             18,000              18,000               18,000
                                            =================   =================   ================    =================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2008
                                   (Unaudited)


                                                            General               Limited
                                                            Partner              Partners                Total
                                                        -----------------     ----------------   ----------------------

Partners' equity (deficit) at March 31, 2008              $      (168,850)       $      296,988     $           128,138

Net loss                                                          (16,161)           (1,599,911)            (1,616,072)
                                                          -----------------     ----------------   --------------------

Partners' equity (deficit) at September 30, 2008          $      (185,011)       $   (1,302,923)    $       (1,487,934)
                                                          =================     ================   ====================
                 See accompanying notes to financial statements

                                       5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2008 and 2007
                                   (Unaudited)



                                                                              2008                      2007
                                                                        ------------------        ------------------

Cash flows from operating activities:
  Net loss                                                                $    (1,616,072)         $       (100,283)
     Adjustments to reconcile net loss to
      net cash used in operating activities:
      Amortization                                                                  3,992                      4,258
      Equity in losses of Local Limited Partnerships                               28,903                     15,120
      Impairment loss                                                           1,501,366                          -
      Change in accrued fees and expenses due to
         General Partner and affiliates                                            38,068                     76,562
      Gain on sale of investment in Local Limited Partnership                          (1)                         -
                                                                        ------------------        ------------------

  Net cash used in operating activities                                            (43,744)                  (4,343)
                                                                        ------------------        ------------------

  Cash flows from investing activities:
      Distributions received from Local Limited Partnerships                        39,572                    32,040
      Proceeds from sale of investment in Local Limited
       Partnership                                                                       1                         -
                                                                        ------------------        ------------------
  Net cash provided by investing activities                                         39,573                    32,040
                                                                        ------------------        ------------------

  Net increase (decrease) in cash                                                   (4,171)                   27,697

  Cash, beginning of period                                                        228,980                   239,164
                                                                        ------------------        ------------------
  Cash, end of period                                                   $          224,809        $          266,861
                                                                        ==================        ==================

  SUPPLEMENTAL DISCLOSURE
   OF CASH FLOW INFORMATION:

  Taxes paid                                                            $                -         $               -
                                                                        ==================        ==================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

The proceeds from the disposition of any of the Local Limited Partnership Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partners.

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

--------------------------------------------------------------

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2008.

During the quarter ended June 30, 2008, the Partnership sold its Limited Partnership interest in Rosewood Apartments L.P. ("Rosewood") for $1. Rosewood had an appraised value of $70,000 and the outstanding mortgage balance was approximately $398,000 therefore it was to the best interest of the Partnership to sell its Limited Partnership interest to the Local General Partner.

Subsequent to September 30, 2008, the Partnership sold its Limited Partnership interest in Venus Retirement Village, Ltd ("Venus") and Winters Investment Group ("Winters"). The Partnership received $15,000 and $25,000 for its Limited Partnership interests in the respective Local Limited Partnerships. Venus and Winters were in similar situations as

--------------------------------------------------------------

Rosewood with Venus appraised at $170,000 with an outstanding mortgage balance of $700,000 and Winters appraised at $1,460,000 with an outstanding mortgage balance of $1,765,000. The Partnership collected $40,000 in total for the sale of the two Limited Partnership interests and those funds are being kept in the Partnerships reserves to pay for future operating expenses and accrued asset management fees.

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

"Equity in losses of Local Limited Partnerships" for the periods ended September 30, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note
2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2008, all but one of the investment balances had reached zero.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts

-------------------------------------------------------------

of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

Concentration of Credit Risk
----------------------------

At September 30, 2008, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts. The Partnership believes it is not exposed to any significant financial risk on cash.

Revenue Recognition
-------------------

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited

-------------------------------------------------------------

Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense was $3,992 and $4,258 during the six months ended September 30, 2008 and 2007, respectively.

Impairment
----------

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment's carrying amount to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the six months ended September 30, 2008 and 2007 impairment expense related to investments in Local Limited Partnerships was $1,501,366 and $0, respectively.

When the value of the Partnership's investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are impaired. For each of the six months ended September 30, 2008 and 2007, impairment expense related to acquisition fees and costs was $0.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of September 30, 2008 and March 31, 2008, the Partnership owns Local Limited Partnership interests in seventeen and eighteen Local Limited Partnerships, respectively. All of these Local Limited Partnerships own one Housing Complex consisting of an aggregate of 614 and 634 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited
Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                         For the Six                 For the Year
                                                                         Months Ended                   Ended
                                                                      September 30, 2008            March 31, 2008
                                                                      -------------------         -------------------

  Investments per balance sheet, beginning of period                   $       1,740,459           $         1,815,552
  Equity in losses of Local Limited Partnerships                                 (28,903)                     (34,537)
  Distributions received from Local Limited Partnerships                         (39,572)                     (32,040)
  Impairment loss                                                             (1,501,366)                            -
  Amortization of capitalized acquisition fees and costs                          (3,992)                      (8,516)
                                                                      -------------------         --------------------
  Investments per balance sheet, end of period                         $         166,626           $         1,740,459
                                                                      ===================         ====================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                       For the Six Months
                                                                               Ended              For the Year Ended
                                                                       September 30, 2008            March 31, 2008
                                                                       -------------------      ----------------------
  Investments in Local Limited Partnerships, net                       $          42,856          $          1,612,697
  Acquisition fees and costs, net of accumulated
  amortization of $1,690,249, and $1,686,257                                     123,770                       127,762
                                                                    ----------------------      ----------------------
  Investments per balance sheet, end of period                          $        166,626          $          1,740,459
                                                                    ======================      ======================

Selected financial information for the six months ended September 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

                             COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                              2008                      2007
                                                      ----------------------     --------------------

  Revenue                                              $           2,000,000      $         1,919,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                            1,455,000                1,365,000
     Interest expense                                                387,000                  392,000
     Depreciation and amortization                                   558,000                  559,000
                                                      ----------------------     --------------------

  Total expenses                                                   2,400,000                2,316,000
                                                      ----------------------     --------------------

  Net loss                                                          (400,000)               (397,000)
                                                      ======================     ====================

  Net loss allocable to the Partnership                $            (395,000)     $         (333,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership                 $             (29,000)     $          (15,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     (a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,496,230 and $1,492,238 as of September 30, 2008 and March 31, 2008,
          respectively.

     (b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $194,019 as of ended September 30, 2008 and March 31, 2008.

     (c) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $89,768 and $90,692 were incurred during the six months ended September 30, 2008 and 2007, respectively. The Partnership paid the General Partners and or their affiliates $25,000 of those fees during each of the six months ended September 30, 2008 and 2007.

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

     (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $31,237 and $4,320 during the six months ended September 30, 2008 and 2007, respectively.

     The accrued  fees and expenses  due to the General  Partner and  affiliates
     consist  of  the   following   at:

                                                                    September  30,  2008       March  31,  2008
                                                                  ----------------------     ----------------------
Expenses paid by the General Partner or an affiliate
   on behalf of the Partnership                                      $          119            $         26,819
Asset management fee payable                                              1,879,250                   1,814,482
                                                                 ----------------------      ----------------------
   Total                                                             $    1,879,369            $      1,841,301
                                                                 ======================      ======================

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

Subsequent to September 30, 2008, the Partnership sold its Limited Partnership interest in Venus Retirement Village, Ltd ("Venus") and Winters Investment Group ("Winters"). The Partnership received $15,000 and $25,000 for its Limited Partnership interests in the respective Local Limited Partnerships. Venus and Winters were in similar situations as Rosewood with Venus appraised at $170,000 with an outstanding mortgage balance of $700,000 and Winters appraised at $1,460,000 with an outstanding mortgage balance of $1,765,000. The Partnership collected $40,000 in total for the sale of the two Limited Partnership interests and those funds are being kept in the Partnerships reserves to pay for future operating expenses and accrued asset management fees.

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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2008 consisted of $225,000 in cash and aggregate investments in the seventeen Local Limited Partnerships of $167,000. Liabilities at September 30, 2008 consisted of $1,879,000 of accrued annual management fees and amounts due for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007. The Partnership's net loss for the three months ended September 30, 2008 was $(63,000), reflecting a decrease of $1,000 from the $(64,000) net loss for the three months ended September 30, 2007. The decrease in net loss is partially due to a $9,000 decrease in operating losses which was comprised of a $14,000 decrease in legal and accounting fees due to a timing issue of the accounting work being performed, along with a $1,000 decrease in asset management fees, offset by a $(6,000) increase in impairment expense for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease in loss from operations was offset by an $(8,000) increase from equity in losses of Local Limited Partnerships. The equity in losses of Local Limited Partnerships can vary year to year depending on the operations of the underlying properties.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007. The Partnership's net loss for the six months ended September 30, 2008 was $(1,616,000), reflecting an increase of $(1,516,000) from the $(100,000) net loss for the six months ended September 30, 2007. The increase in net loss is primarily due to a $(1,502,000) increase in loss from operations which was comprised of a $(1,501,000) increase in impairment expense The significant increase in impairment is due to a change in the impairment analysis in the current quarter. For the six months ended September 30, 2007 the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership. For the six months ended September 30, 2008 all Local Limited Partnerships were considered to not have any material residual value in consideration of the current economic circumstances. The large increase in impairment expense was offset by a $13,000 decrease in legal and accounting fees due to a timing issue of the accounting work being performed and a $1,000 decrease in asset management fees. The distribution income decreased by $(10,000) and the reporting fees

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

decreased by $(4,000) the decreases in the reporting fees and distribution income are due to the fact that Local Limited Partnerships pay distributions and reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The equity in losses of Local Limited Partnerships increased by $(14,000). The equity in losses of Local Limited Partnerships can vary year to year depending on the operations of the underlying properties.

Liquidity and Capital Resources

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007. Net cash used during the six months ended September 30, 2008 was $(4,000) compared to net cash provided during the six months ended September 30, 2007 of $28,000. The $(32,000) decrease in net change in cash was primarily due to a $(39,000) decrease in change in accrued fees and expenses due to General Partner and affiliates, along with a $7,000 increase in distributions received from Local Limited Partnerships.

During the six months ended September 30, 2008 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $38,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        NOT APPLICABLE

Item 4T. Controls and Procedures

     (a)  Disclosure controls and procedures

          As of the end of the period covered by this report, the Partnership;s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms, consistent with the definition of "disclosure controls and procedures" under the Securities Exchange Act of 1934.

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

     (b)  Changes in internal controls

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

By:  WNC California Tax Credit Partners III General Partner

By:  WNC & Associates, Inc.         General Partner




By:  /s/ Wilfred N. Cooper Jr.
     -------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  October 9, 2009




By:  /s/ Melanie R. Wenk
     -------------------

Melanie R. Wenk
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: October 9, 2009

<