Form 10-Q
period 2008-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2009-10-13
CIK 892997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2008

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

Yes ___No _X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___No _X__

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance    Sheets
       As of December 31, 2008 and March 31,2008...............................3

     Statements of Operations
       For the Three and Nine Months Ended  December 31,2008 and 2007..........4

     Statement  of  Partners'  Deficit
       For the Nine Months  Ended  December  31,2008...........................5

     Statements  of Cash Flows
       For the Nine Months  Ended  December 31, 2008 and 2007..................6

     Notes to Financial Statements.............................................7

   Item 2. Management's  Discussion  and Analysis of Financial
        Condition and Results of Operations...................................16

   Item 3.  Quantitative and Qualitative Disclosures about Market Risks.......17

   Item 4T. Controls and Procedures...........................................17

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................18

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......18

   Item 3.  Defaults Upon Senior Securities...................................18

   Item 4.  Submission of Matters to a Vote of Security Holders...............18

   Item 5.  Other Information.................................................18

   Item 6.  Exhibits .........................................................18

   Signatures ................................................................19

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                  December 31, 2008                   March 31, 2008
                                                                -----------------------             -------------------
ASSETS

Cash                                                              $           221,344                 $         228,980
Investments in Local Limited Partnerships, net (Note 2)                       143,199                         1,740,459
                                                                -----------------------             -------------------

      Total Assets                                                $           364,543                 $       1,969,439
                                                                =======================             ===================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                         $         1,927,282                 $       1,841,301
                                                                -----------------------             -------------------


Partners' Equity (Deficit):
  General Partner                                                            (185,759)                        (168,850)
  Limited Partners (30,000 Partnership Units
     authorized; 18,000 Partnership Units issued and
     outstanding)                                                          (1,376,980)                          296,988
                                                                -----------------------             -------------------

     Total Partners' Equity (Deficit)                                      (1,562,739)                          128,138
                                                                -----------------------             -------------------

         Total Liabilities and Partners' Equity (Deficit)         $           364,543                 $       1,969,439
                                                                =======================             ===================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For the Nine Months Ended December 31, 2008 and 2007
                                   (Unaudited)

                                                                  2008                                   2007
                                                    ----------------------------------   --------------------------------------
                                                    ----------------------------------   --------------------------------------
                                                     Three Months       Nine Months        Three Months        Nine Months
                                                 ------------------   ----------------   -----------------  -------------------

Distribution income                               $              -     $        10,681    $             -    $           20,356
Reporting fees                                                   -                  -                   -                 4,250
                                                 ------------------   ----------------   -----------------  -------------------

    Total operating income                                       -              10,681                  -                24,606
                                                 ------------------   ----------------   -----------------  -------------------

Operating expenses:
  Amortization (Note 2)                                      1,996               5,988                2,129               6,387
  Asset management fees (Note 3)                            44,422             134,190               45,346             136,038
  Legal and accounting fees                                  2,890               3,706                1,825              15,875
  Impairment loss                                            6,135           1,507,501                    -                   -
  Other                                                      4,101               6,067                  213               1,353
                                                  ------------------   ----------------   -----------------  ------------------

    Total operating expenses                                59,544           1,657,452               49,513             159,653
                                                  ------------------   ----------------   -----------------  ------------------
Loss from operations                                       (59,544)         (1,646,771)             (49,513)          (135,047)

Equity in losses of
  Local Limited Partnerships (Note 2)                      (15,296)            (44,199)              (7,560)           (22,680)

Gain on sale of investment in Local Limited
  Partnership                                                    -                   1                    -                   -

Interest income                                                 35                  92                    6                 377
                                                   -----------------   ----------------   -----------------  ------------------
Net loss                                            $        (74,805)     $ (1,690,877)     $       (57,067)   $      (157,350)
                                                   ==================   ================   =================  =================
Net loss allocated to:
  General Partner                                   $           (748)    $     (16,909)    $           (571)   $        (1,574)
                                                  ===================  =================   =================  =================
  Limited Partners                                  $        (74,057)    $  (1,673,968)    $        (56,496)   $      (155,776)
                                                  ===================  ================   =================   =================
Net loss per Partnership Unit                       $             (4)    $         (93)    $             (3)   $            (9)
                                                  ==================   ================   =================  ==================
Outstanding weighted Partnership Units                        18,000            18,000               18,000              18,000
                                                  ==================   ================   =================  ==================


                                       4
                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2008
                                   (Unaudited)


                                                            General               Limited
                                                            Partner              Partners                Total
                                                        -----------------     ----------------   ----------------------

Partners' equity (deficit) at March 31, 2008            $      (168,850)       $       296,988   $              128,138

Net loss                                                        (16,909)            (1,673,968)             (1,690,877)
                                                        -----------------     ----------------   ----------------------

Partners' equity (deficit) at December 31, 2008         $      (185,759)       $    (1,376,980)  $          (1,562,739)
                                                        =================     ================   ======================

                 See accompanying notes to financial statements
                                       5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2008 and 2007
                                   (Unaudited)

                                                                             2008                      2007
                                                                       ------------------        ------------------

Cash flows from operating activities:
  Net loss                                                               $    (1,690,877)          $       (157,350)
     Adjustments to reconcile net loss to
       cash used in operating activities:
       Amortization                                                                5,988                       6,387
       Equity in losses of Local Limited Partnerships                             44,199                      22,680
       Impairment loss                                                         1,507,501                           -
       Change in accrued fees and expenses due to
               General Partner and affiliates                                     85,981                     109,433
       Gain on sale of Investment in Local Limited
         Partnership                                                                  (1)                          -
                                                                        ------------------        ------------------

Net cash used in operating activities                                             (47,209)                  (18,850)
                                                                        ------------------        ------------------

Cash flows from investing activities:

    Distributions received from Local Limited Partnerships                         39,572                     32,040
    Proceeds from sale of Investment in Local Limited
    Partnership                                                                         1                          -
                                                                        ------------------        ------------------

Net cash provided by investing activities                                          39,573                     32,040
                                                                        ------------------        ------------------

Net increase (decrease) in cash                                                    (7,636)                    13,190

Cash, beginning of period                                                         228,980                    239,164
                                                                        ------------------        ------------------
Cash, end of period                                                      $        221,344        $           252,354
                                                                        ==================        ==================

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

  Taxes paid                                                             $              -            $             -
                                                                        ==================        ==================

                 See accompanying notes to financial statements
                                       6

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partners.

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

-------------------------------------------------------------

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2008.

During the quarter ended June 30, 2008, the Partnership sold its Limited Partnership interest in Rosewood Apartments L.P. ("Rosewood") for $1. Rosewood had an appraised value of $70,000 and the outstanding mortgage balance was approximately $398,000 therefore it was to the best interest of the Partnership to sell its Limited Partnership interest to the Local General Partner.

-------------------------------------------------------------

Subsequent to December 31, 2008, the Partnership sold its Limited Partnership interest in Venus Retirement Village, Ltd ("Venus") and Winters Investment Group ("Winters"). The Partnership received $15,000 and $25,000 for its Limited Partnership interests in the respective Local Limited Partnerships. Venus and Winters were in similar situations as Rosewood with Venus appraised at $170,000 with an outstanding mortgage balance of $700,000 and Winters appraised at $1,460,000 with an outstanding mortgage balance of $1,765,000. The Partnership collected $40,000 in total for the sale of the two Limited Partnership interests and those funds are being kept in the Partnerships reserves to pay for future operating expenses and accrued asset management fees.

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

"Equity in losses of Local Limited Partnerships" for the periods ended December 31, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note
2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2008 all but one of the investment balances had reached zero.

--------------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

Revenue Recognition
-------------------

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local

--------------------------------------------------------------

Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees collections are made.

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expenses are $5,988 and $6,387 during the nine months ended December 31, 2008 and 2007, respectively.

Impairment
----------

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment's carrying amount to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the nine months ended December 31, 2008 and 2007 impairment expense related to investments in Local Limited Partnerships was $1,507,501 and $0, respectively.

When the value of the Partnership's investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are impaired. For each of the nine months ended December 31, 2008 and 2007, impairment expense related to acquisition fees and costs was $0.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of December 31, 2008 and March 31, 2008, the Partnership owns Local Limited Partnership interests in seventeen and eighteen Local Limited Partnerships, respectively. All of these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 614 and 634 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited
Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                         For the Nine                For the Year
                                                                         Months Ended                   Ended
                                                                      December 31, 2008             March 31, 2008
                                                                      -------------------         -------------------

  Investments per balance sheet, beginning of period                   $       1,740,459           $        1,815,552
  Equity in losses of Local Limited Partnerships                                 (44,199)                    (34,537)
  Distributions received from Local Limited
    Partnerships                                                                 (39,572)                    (32,040)
  Impairment loss                                                             (1,507,501)                           -
  Amortization of capitalized acquisition fees and costs                          (5,988)                     (8,516)
                                                                      -------------------         -------------------

  Investments per balance sheet, end of period                         $         143,199           $        1,740,459
                                                                      ===================         ===================

-------------------------------------------------------------


                                                                        For the Nine Months         For the Year Ended
                                                                             Ended
                                                                          December 31, 2008           March 31, 2008
                                                                      ----------------------      -------------------

Investments in Local Limited Partnerships, net                         $          21,425            $       1,612,697
Acquisition fees and costs, net of accumulated
amortization of $1,692,245 and $1,686,257                                        121,774                      127,762
                                                                      ----------------------       ------------------
  Investments per balance sheet, end of period                           $       143,199            $       1,740,459
                                                                      ======================       ==================

Selected financial information for the nine months ended December 31, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                              2008                      2007
                                                      ----------------------     --------------------

  Revenue                                               $          3,001,000      $         2,878,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                            2,183,000                2,047,000
     Interest expense                                                581,000                  587,000
     Depreciation and amortization                                   836,000                  839,000
                                                      ----------------------     --------------------

  Total expenses                                                   3,600,000                3,473,000
                                                      ----------------------     --------------------

  Net loss                                                          (599,000)               (595,000)
                                                      ======================     ====================

  Net loss allocable to the Partnership                 $           (593,000)     $         (500,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership                  $            (44,000)     $          (23,000)
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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,498,226 and $1,492,238 as of December 31, 2008 and March 31, 2008, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $194,019 as of ended December 31, 2008 and March 31, 2008.

(c) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $134,190 and $136,038 were incurred during the nine months ended December 31, 2008 and 2007, respectively. The Partnership paid the General Partners and or their affiliates $25,000 of those fees during each of the nine months ended December 31, 2008 and 2007.

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

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $31,237 and $18,833 during the nine months ended December 31, 2008 and 2007, respectively.

The accrued fees and expenses due to the General Partners and/or its affiliates consist of the following at:

                                                                   December 31, 2008            March 31, 2008
                                                                 ----------------------      ----------------------

Expenses paid by the General Partners or affiliates
   on behalf of the Partnership                                    $            3,611          $             26,819
Accrued asset management fees                                               1,923,671                     1,814,482
                                                                 ----------------------      ----------------------
    Total                                                          $        1,927,282          $          1,841,301
                                                                 ======================      ======================


The General Partners and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

Subsequent to December 31, 2008, the Partnership sold its Limited Partnership interest in Venus Retirement Village, Ltd ("Venus") and Winters Investment Group ("Winters"). The Partnership received $15,000 and $25,000 for its Limited Partnership interests in the respective Local Limited Partnerships. Venus and Winters were in similar situations as Rosewood with Venus appraised at $170,000 with an outstanding mortgage balance of $700,000 and Winters appraised at $1,460,000 with an outstanding mortgage balance of $1,765,000. The Partnership collected $40,000 in total for the sale of the two Limited Partnership interests and those funds are being kept in the Partnerships reserves to pay for future operating expenses and accrued asset management fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the combined condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2008 consisted of $221,000 in cash and aggregate investments in the seventeen Local Limited Partnerships of $143,000. Liabilities at December 31, 2008 consisted of $1,927,000 of accrued annual management fees and amount due for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007. The Partnership's net loss for the three months ended December 31, 2008 was $(75,000), reflecting an increase of $(18,000) from the $(57,000) net loss for the three months ended December 31, 2007. The increase in net loss is due to a $(10,000) increase in loss from operations which was comprised of a $(6,000) increase in impairment expense, a $(4,000) increase in other operating expenses, a $(1,000) increase in legal and accounting fees offset by a $1,000 decrease in asset management fees. The equity in losses of Local Limited Partnerships increased $(8,000).The equity in losses of Local Limited Partnerships can vary year to year depending on the operations of the underlying Housing Complexes.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007. The Partnershi's net loss for the nine months ended December 31, 2008 was $(1,691,000), reflecting an increase of $(1,534,000) from the $(157,000) net loss for the nine months ended December 31, 2007. The increase in net loss is primarily due to an increase of $(1,512,000) in loss from operations which was comprised of a $(1,498,000) increase in operating expenses and a $(14,000) decrease in operating income. There was also a $(22,000) increase in equity in losses from Local Limited Partnerships. The increase of $(1,498,000) in operating expenses was due to a $(1,507,000) increase in impairment expense along with a $(5,000) increase in other operating expenses, offset by a $12,000 decrease in legal and accounting fees and a $2,000 decrease in asset management fees expense for the nine months ended December 31, 2008. The decrease of $(14,000) in operating income was due to a $(10,000) decrease in distribution income and a $(4,000) decrease in reporting fees. The differences in the reporting fees and distribution income are due to the fact that Local Limited Partnerships pay distributions and reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007. Net cash used during the nine months ended December 31, 2008 was $(8,000) compared to net cash provided in the nine months ended December 31, 2007 of $13,000. The $(21,000) decrease in net change in cash was primarily due to a $(28,000) increase in the cash used in operating activities, along with a $7,000 increase in distributions received from Local Limited Partnerships.

During the nine months ended December 31, 2008, accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $86,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4T. Controls and Procedures

(a)  Disclosure  controls and  procedures
     -------------------------------------

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

(b)  Changes in internal controls
     ----------------------------

     There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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