Form 10-K
period 2009-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2009-10-13
CIK 892997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the year ended March 31, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___   Accelerated filer___   Non-accelerated filer__X__
Small reporting company_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]


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

The Partnership originally invested in eighteen Local Limited Partnerships, three of which have been sold or otherwise disposed of as of March 31, 2009. Each of these Local Limited Partnerships owns or owned a Housing Complex that was eligible for the Federal Low Income Housing Tax Credit and eight of them were eligible for the California Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

EXIT STRATEGY

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

The following table reflects the 15-year compliance period of the fifteen Housing Complexes:

             EXPIRATION DATE FOR 15-YEAR COMPLIANCE PERIOD

             LOCAL LIMITED
            PARTNERSHIP NAME                     15-YEAR EXPIRATION DATE
 -----------------------------------------------------------------------

 Almond Garden Apartment Associates                                2009
 Almond View Apartments, Ltd.                                      2010
 Buccaneer Associates, Limited                                     2008
 Candleridge Apartments of Perry L.P. II                           2009
 Colonial Village Roseville                                        2010
 Dallas County Housing, Ltd.                                       2009
 La Paloma del Sol Limited Partnership                             2009
 Memory Lane Limited Partnership                                   2009
 Nueva Sierra Vista Associates                                     2010
 Old Fort Limited Partnership                                      2008
 Orosi Apartments, Ltd.                                            2009
 Parlier Garden Apts.                                              2009
 Sun Manor, L.P.                                                   2009
 Tahoe Pines Apartments                                            2009
 Walnut - Pixley, L.P.                                             2009


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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2009.

During the year ended March 31, 2009, the Partnership sold its Limited Partnership interest in Rosewood Apartments L.P. ("Rosewood"), Venus Retirement Village, Ltd ("Venus") and Winters Investment Group ("Winters"). The Partnership received $1, $15,000 and $25,000 for its Limited Partnership interest in the respective Local Limited Partnerships. Rosewood had an appraised value of $70,000 and the outstanding mortgage balance was approximately $398,000 therefore it was to the best interest of the Partnership to sell its Limited Partnership interest to the Local General Partner. Venus and Winters were similar situations with Venus appraised at $170,000 with an outstanding mortgage balance of $700,000 and Winters appraised at $1,460,000 with an outstanding mortgage balance of $1,765,000. The Partnership collected $40,001 in total for the sale of the three Limited Partnership interests and those funds are being kept in the Partnership's reserves to pay for future operating expenses and accrued asset management fees.

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

         FLUCTUATING ECONOMIC CONDITIONS CAN REDUCE THE VALUE OF REAL ESTATE. The Partnership's principal business objective is providing its Limited Partners with low income housing tax credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future low income housing tax credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of March 31, 2008, the Partnership had reduced the carrying amount to $0 with respect to all but one of its investments. As of March 31, 2009, the Partnership had reduced the carrying amount to $0 with respect to all of its investments.

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

         The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $129,000, $131,000, and $148,000 for the years ended March 31, 2009, 2008 and 2007, respectively. The Partnership's future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $161,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

         Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2010.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the seventeen Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

                                                                        AS OF MARCH 31, 2009            AS OF DECEMBER 31, 2008
                                                                      -------------------------   ----------------------------------
                                                                      PARTNERSHIP'S                          ESTIMATED    MORTGAGE
                                                                         TOTAL                               AGGREGATE   BALANCES OF
                                                                      INVESTMENT IN  AMOUNT OF               LOW INCOME     LOCAL
     LOCAL LIMITED                                                    LOCAL LIMITED  INVESTMENT   NUMBER OF  HOUSING TAX   LIMITED
   PARTNERSHIP NAME          LOCATION          GENERAL PARTNER NAME   PARTNERSHIPS  PAID TO DATE    UNITS    CREDITS(1) PARTNERSHIPS
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden Apartment  Delhi, California       Anthony Donovan
Associates                                                             $  391,000    $  391,000       34      $ 807,000   $1,337,000

Almond View Apartments,  Stockton, California    Daniel C. Logue and
Ltd.                                             Cyrus Youssefi         1,639,000     1,639,000       72      3,523,000    1,679,000

Buccaneer Associates,    Fernandia Beach,        Clifford E. Olsen
Limited                  Florida                                          365,000       365,000       48        768,000    1,420,000

Candleridge Apartments   Perry, Iowa             Eric A. Sheldahl
of Perry L.P. II                                                          126,000       126,000       24        245,000      661,000

                                                 S.P. Thomas Company
                                                 of Northern
                                                 California Inc. and
Colonial Village                                 Project Go, Inc.
Roseville                Roseville, Calfornia                           2,811,000     2,811,000       56      5,872,000    1,745,000

                                                 Thomas H. Cooksey
Dallas County                                    and Apartment
Housing, Ltd.            Orrville, Alabama       Developers, Inc.         130,000       130,000       19        287,000      592,000

La Paloma del Sol                                Dean Greenwalt
Limited Partnership      Deming, New Mexico                               254,000       254,000       38        625,000    1,376,000

Memory Lane Limited                              Skogen - Peterson,
Partnership              Yankton, South Dakota   Inc.                     151,000       151,000       18        295,000      652,000

                                                 Self-Help
                                                 Enterprises, Inc.
Nueva Sierra Vista                               and Nueva Sierra
Associates               Richgrove, California   Vista Corporation      1,688,000     1,688,000       35      3,516,000    1,623,000



                                                                        AS OF MARCH 31, 2009            AS OF DECEMBER 31, 2008
                                                                      -------------------------   ----------------------------------
                                                                      PARTNERSHIP'S                          ESTIMATED    MORTGAGE
                                                                         TOTAL                               AGGREGATE   BALANCES OF
                                                                      INVESTMENT IN  AMOUNT OF               LOW INCOME     LOCAL
     LOCAL LIMITED                                                    LOCAL LIMITED  INVESTMENT   NUMBER OF  HOUSING TAX   LIMITED
   PARTNERSHIP NAME          LOCATION          GENERAL PARTNER NAME   PARTNERSHIPS  PAID TO DATE    UNITS    CREDITS(1) PARTNERSHIPS
------------------------------------------------------------------------------------------------------------------------------------
                                                 Alan Deke Noftsker
Old Fort Limited                                 and ABO Corporation
Partnership              Hidalgo, Texas                                   249,000       249,000       40        547,000    1,227,000

Orosi Apartments, Ltd.   Orosi, California       Douglas W. Young         461,000       461,000       42        902,000    1,804,000

                                                 David J. Micheal
                                                 and Professional
                                                 Apartment
Parlier Garden Apts.     Parlier, California     Management, Inc.         453,000       453,000       40        917,000    1,646,000


Sun Manor, L.P.          Itta Bena, Mississippi  Glenn D. Miller          230,000       230,000       36        464,000    1,020,000

                                                 David J. Michael,
                                                 Bucky Fong, Dean
                                                 Pearson, Coy Elvis
                         South Lake Tahoe,       and Dr. Patricia
Tahoe Pines Apartments   California              Hatton                 1,633,000     1,633,000       28      3,171,000    1,543,000

Venus Retirement         Venus, Texas            W. Joseph Chamy
Village, Ltd. (2)                                                               -             -       24        318,000      700,000

Walnut - Pixley, L.P.    Orange, California      Walnut - Pixley,       1,078,000     1,078,000       22      2,309,000      843,000
                                                 Inc.

Winters Investment
Group (2)                Winters, California     John P. Casper                 -             -       38      1,072,000    1,765,000
                                                                      ----------- -------------    ------   -----------    ---------

                                                                      $11,659,000 $  11,659,000       614   $25,638,000   21,633,000
                                                                      =========== =============    ======   ===========   ==========

(1) Represents aggregate total anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if the Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period.
All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships. Accordingly, the Partnership does not anticipate a significant amount of Low Income Housing Tax Credits being allocated to the
Limited Partners in the future.
(2) The Partnership sold its Limited Partnership interest in these Local Limited
Partnerships subsequent to December 31, 2008 but prior to year ended March 31,
2009


                                                ----------------------------------------------------------
                                                          FOR THE YEAR ENDED DECEMBER 31, 2008
                                                ----------------------------------------------------------
                                                                                           LOW INCOME
                                                                                       HOUSING TAX CREDITS
        LOCAL LIMITED                                                   NET INCOME         ALLOCATED TO
       PARTNERSHIP NAME                           RENTAL INCOME           (LOSS)           PARTNERSHIP
 ---------------------------------------------------------------------------------------------------------

 Almond Garden Apartment Associates                $   199,000          $ (34,000)               99%

 Almond View Apartments, Ltd.                          293,000           (234,000)               99%

 Buccaneer Associates, Limited                         301,000                  -                99%

 Candleridge Apartments of Perry L.P. II               155,000             (1,000)               99%

 Colonial Village Roseville                            568,000            (87,000)               99%

 Dallas County Housing, Ltd.                            91,000            (12,000)               99%

 La Paloma del Sol Limited Partnership                 207,000            (22,000)               99%

 Memory Lane Limited Partnership                        88,000            (14,000)               99%

 Nueva Sierra Vista Associates                         187,000           (126,000)               99%

 Old Fort Limited Partnership                          242,000            (18,000)               99%

 Orosi Apartments, Ltd.                                240,000            (58,000)               99%

 Parlier Garden Apts.                                  282,000            (26,000)               95%

 Sun Manor, L.P.                                       191,000            (45,000)               99%

 Tahoe Pines Apartments                                244,000           (115,000)               99%

 Venus Retirement Village, Ltd. (1)                    111,000            (34,000)               99%

 Walnut - Pixley, L.P.                                 204,000             25,000                99%

 Winters Investment Group (1)                          278,000              2,000                99%
                                                  ------------         -----------

                                                  $  3,881,000         $ (799,000)
                                                  ============         ===========

(1) The Partnership sold its Limited Partnership interest in these Local Limited
Partnerships subsequent to December 31, 2008 but prior to March 31, 2009.


WNC CALIFORNIA HOUSING TAX CREDIT FUND III, L.P.
MARCH 31, 2009                                                                                     OCCUPANCY RATES
                                                                                 ---------------------------------------------------
                                                                                                  AS OF DECEMBER 31,
                                                                                 ---------------------------------------------------


         LOCAL LIMITED
        PARTNERSHIP NAME             LOCATION          GENERAL PARTNER NAME       2008      2007       2006        2005        2004
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden Apartment          Delhi, California Anthony Donovan
Associates                                                                        100%      100%        97%         100%        97%

                                 Stockton,         Daniel C. Logue and Cyrus
Almond View Apartments, Ltd.     California        Youssefi                        94%       94%        94%         100%        99%

                                 Fernandia Beach,
Buccaneer Associates, Limited    Florida           Clifford E. Olsen               96%       98%       100%         100%       100%


Candleridge Apartments of Perry
L.P. II                          Perry, Iowa       Eric A. Sheldahl                96%       96%        96%         100%       100%

                                                   S.P. Thomas Company of
                                 Roseville,        Northern California Inc. and
Colonial Village Roseville       California        Project Go, Inc.                95%       98%        93%         100%        98%

                                                   Thomas H. Cooksey and
Dallas County Housing, Ltd.      Orrville, Alabama Apartment Developers, Inc.      84%       84%        79%          84%        89%

La Paloma del Sol Limited        Deming, New
Partnership                      Mexico            Dean Greenwalt                  95%       95%        95%          95%        89%

                                 Yankton, South
Memory Lane Limited Partnership  Dakota            Skogen - Peterson, Inc.        100%      100%       100%          94%        94%

                                                   Self-Help Enterprises, Inc.
                                 Richgrove,        and Nueva Sierra Vista
Nueva Sierra Vista Associates    California        Corporation                    100%      100%       100%         100%        97%



WNC CALIFORNIA HOUSING TAX CREDIT FUND III, L.P.
MARCH 31, 2009                                                                                     OCCUPANCY RATES
                                                                                 ---------------------------------------------------
                                                                                                  AS OF DECEMBER 31,
                                                                                 ---------------------------------------------------


         LOCAL LIMITED
        PARTNERSHIP NAME             LOCATION          GENERAL PARTNER NAME       2008      2007       2006        2005       2004
------------------------------------------------------------------------------------------------------------------------------------

                                                    Alan Deke Noftsker and ABO
Old Fort Limited Partnership      Hidalgo, Texas    Corporation                   93%       100%       95%          93%        98%

Orosi Apartments, Ltd.            Orosi, California Douglas W. Young              95%        86%       95%          93%        93%

                                                    David J. Micheal and
                                  Parlier,          Professional Apartment
Parlier Garden Apts.              California        Management, Inc.             100%       100%      100%         100%        98%

Rosewood Apartments Limited       Superior,         Duffy Development Company,
Partnership                       Wisconsin         Inc.                          N/A        95%       95%          85%        85%

                                  Itta Bena,                                     100%        89%      100%         100%        94%
Sun Manor, L.P.                   Mississippi       Glenn D. Miller

                                                    David J. Michael, Bucky
                                                    Fong, Dean Pearson, Coy
                                  South Lake        Elvis and Dr. Patricia
Tahoe Pines Apartments            Tahoe, California Hatton                        96%        89%       96%          96%       100%
Venus Retirement Village, Ltd.
(1)                               Venus, Texas      W. Joseph Chamy              100%        96%       96%         100%       100%

                                  Orange,
Walnut - Pixley, L.P.             California        Walnut - Pixley, Inc.        100%        95%      100%          95%       100%


                                  Winters,
Winters Investment Group (1)      California        John P. Casper               100%        97%      100%         100%       100%
                                                                                 ----       ----      ----         ----       ----
                                                                                  97%        95%       96%          96%        96%
                                                                                 ====       ====      ====         ====       ====

N/A- The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

(1) The Partnership sold its Limited Partnership interest in these Local Limited
Partnerships subsequent to December 31, 2008 but prior to March 31, 2009.

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

(b) At March 31, 2009, there were 907 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

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

(f) No unregistered securities were sold by the Partnership during the year ended March 31, 2009.

ITEM 5b. USE OF PROCEEDS

NOT APPLICABLE

ITEM 5c. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

NONE

ITEM 6.  SELECTED FINANCIAL DATA

Selected balance sheet information for the Partnership is as follows:

                                                             MARCH 31,
                               --------------------------------------------------------------------

                                   2009           2008          2007          2006         2005
                               -----------    -----------   -----------   -----------   -----------
ASSETS
Cash                           $   234,631    $   228,980   $   239,164   $   253,910   $   293,367
Investments in Local Limited
  Partnerships, net                   --        1,740,459     1,815,552     1,891,029     2,173,564
                               -----------    -----------   -----------   -----------   -----------

       Total Assets            $   234,631    $ 1,969,439   $ 2,054,716   $ 2,144,939   $ 2,466,931
                               ===========    ===========   ===========   ===========   ===========

LIABILITIES
Accrued fees and expenses
  due to General Partner and
  affiliates                   $ 1,945,760    $ 1,841,301   $ 1,686,278   $ 1,539,639   $ 1,413,074

PARTNERS' EQUITY (DEFICIT)      (1,711,129)       128,138       368,438       605,300     1,053,857
                               -----------    -----------   -----------   -----------   -----------

       Total Liabilities and
       Partners' Equity        $   234,631    $ 1,969,439   $ 2,054,716   $ 2,144,939   $ 2,466,931
                               ===========    ===========   ===========   ===========   ===========


Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                   FOR THE YEARS ENDED
                                                                        MARCH 31,
                                         -----------------------------------------------------------------------

                                             2009           2008           2007           2006           2005
                                         -----------    -----------    -----------    -----------    -----------
Loss from operations (Note 1)            $(1,700,157)   $  (206,166)   $  (203,083)   $  (317,823)   $(1,217,245)
Equity in losses of Local Limited
  Partnerships                              (179,270)       (34,537)       (34,921)      (132,114)      (309,324)
Gain on sale of Local Limited
  Partnerships                                40,001           --             --             --             --
Interest income                                  159            403          1,142          1,380            952
                                         -----------    -----------    -----------    -----------    -----------
NET LOSS                                 $(1,839,267)   $  (240,300)   $  (236,862)   $  (448,557)   $(1,525,617)
                                         ===========    ===========    ===========    ===========    ===========

NET LOSS ALLOCATED TO:

  General  Partner                       $   (18,393)   $    (2,403)   $    (2,369)   $    (4,486)   $   (15,256)
                                         ===========    ===========    ===========    ===========    ===========

  Limited Partners                       $(1,820,874)   $  (237,897)   $  (234,493)   $  (444,071)   $(1,510,361)
                                         ===========    ===========    ===========    ===========    ===========

NET LOSS PER PARTNERSHIP UNIT            $   (101.16)   $    (13.22)   $    (13.03)   $    (24.67)   $    (83.90)
                                         ===========    ===========    ===========    ===========    ===========

OUTSTANDING WEIGHTED PARTNERSHIP UNITS        18,000         18,000         18,000         18,000         18,000
                                         ===========    ===========    ===========    ===========    ===========

Note 1 - Net loss for the years ended March 31, 2009, 2008, 2007, 2006 and 2005 includes a charge for impairment losses and write-off of acquisition cost and fees on investments in Local Limited Partnerships of $1,633,410, $0, $0,
$101,658 and $972,589, respectively.


                                                      FOR THE YEARS ENDED
                                                            MARCH 31,
                            -------------------------------------------------------------------------

                               2009            2008            2007            2006           2005
                            ---------       ---------       ---------       ---------       ---------
NET CASH PROVIDED BY
  (USED IN):
  Operating activities      $ (73,920)      $ (42,224)      $ (46,786)      $ (77,214)      $ (44,726)
  Investing activities         79,571          32,040          32,040          37,757          27,376
                            ---------       ---------       ---------       ---------       ---------

NET CHANGE IN CASH              5,651         (10,184)        (14,746)        (39,457)        (17,350)

CASH, BEGINNING OF
  PERIOD                      228,980         239,164         253,910         293,367         310,717
                            ---------       ---------       ---------       ---------       ---------

CASH, END OF PERIOD         $ 234,631       $ 228,980       $ 239,164       $ 253,910       $ 293,367
                            =========       =========       =========       =========       =========


Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                      2008            2007             2006             2005             2004
                  -------------   --------------   -------------    -------------    -------------

Federal           $          -    $           -    $          -     $         21     $         83
State                        -                -               -                -                -
                  -------------   --------------   -------------    -------------    -------------

Total             $          -    $           -    $          -     $         21      $        83
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

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

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

FINANCIAL CONDITION

The Partnership's assets at March 31, 2009 consisted of $235,000 in cash. Liabilities at March 31, 2009 consisted of $1,943,000 of accrued asset management fees and $3,000 in advances payable due to the General Partner. (See "Future Contractual Cash Obligations' below).

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2009 COMPARED TO YEAR ENDED MARCH 31, 2008 The Partnership's net loss for the year ended March 31, 2009 was $(1,839,000), reflecting an increase of $(1,599,000) from the net loss of $(240,000) experienced for the year ended March 31, 2008. The primary factor contributing to the increase in net loss was the $(1,514,000) impairment loss recorded for the year ended March 31, 2009 compared to no impairment loss recorded for the year ended March 31, 2008. The significant increase is due to a change in the impairment analysis in the current year. For the year ended March 31, 2008 the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership. For the year ended March 31, 2009 all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic conditions. During the year ended March 31, 2009 the Partnership experienced a $40,000 gain on the sale of three Local Limited Partnerships compared to no gains for the year ended March 31, 2008. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold. The reporting fees decreased by $(8,000) due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The legal and accounting expenses decreased by $28,000, due to the timing of the accounting and legal work being performed. The equity in losses of Local Limited Partnerships increased by $(145,000) from $(34,000) for the year ended March 31, 2008 to $(179,000) for the year ended March 31, 2009. The increase was largely due to the $120,000 write off of acquisition costs and fees associated with the Local Limited Partnership whose investment balance was reduced to zero in the current year. The annual asset management fees decreased by $3,000 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of two Local Limited Partnerships in the current year.

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

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2009 COMPARED TO YEAR ENDED MARCH 31, 2008 The net increase in cash during the year ended March 31, 2009 was $6,000 compared to a net decrease in cash for the year ended March 31, 2008 of $(10,000). The net increase in the change in cash of $16,000 was due to an increase of $40,000 in proceeds from the sale of Local Limited Partnerships during the year ended March 31, 2009 compared to no proceeds received during the year ended March 31, 2008. There were no investments in Local Limited Partnerships sold during the year ended March 31, 2008. The Partnership also received $40,000 in distributions from Local Limited Partnerships compared to $32,000 for the year ended March 31, 2008. Distributions received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The Partnership paid the General Partner or an affiliate $(41,000) for reimbursements of operating expenses that were paid on the Partnership's behalf compared to only $(19,000) paid during the year ended March 31, 2008. Lastly, the Partnership received $8,000 less in reporting fees for the year ended March 31, 2009 as reporting fees are paid to the Partnership when the Local Limited Partnership has the allowable cash flow for the payments to be made.

YEAR ENDED MARCH 31, 2008 COMPARED TO YEAR ENDED MARCH 31, 2007 The net decrease in cash during the year ended March 31, 2008 was $(10,000) compared to net decrease in cash for the year ended March 31, 2007 of $(15,000). The net cash increase of $5,000 was due to an increase of $8,000 in accrued fees and expenses due to the General Partner and affiliates offset by a $3,000 increase in reporting fees paid to the Partnership.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $104,000, $155,000 and $147,000 for the years ended March 31, 2009, 2008 and 2007, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2010.


Future Contractual Cash Obligations

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2009:

                                     2010         2011       2012       2013        2014     THEREAFTER        TOTAL
                                   ----------   ---------  ---------  ----------  ---------  ------------    ----------
Asset management fees (1)        $ 2,104,433  $  161,339 $  161,339 $   161,339 $  161,339 $   5,808,204   $ 8,557,993
                                 -----------  ---------- ---------- ----------- ---------- -------------   -----------
Total contractual cash
   obligations                   $ 2,104,433  $  161,339 $  161,339 $   161,339 $  161,339 $   5,808,204   $ 8,557,993
                                 ===========  ========== ========== =========== ========== =============   ===========

(1) Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2009 have been included in the 2010 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

NOT APPLICABLE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC California Housing Tax Credits III, L.P.

     We have audited the accompanying balance sheets of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2009 and 2008, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2009. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships which investments represent $0 and $1,612,697 of the total Partnership assets as of March 31, 2009 and 2008, respectively, and $(85,720), $(34,537) and $0 of the total Partnership loss for the years ended March 31, 2009, 2008 and 2007, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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




/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
October 9, 2009

                       PAILET, MEUNIER AND LEBLANC, L.L.P.
                          Certified Public Accountants

                             Management Consultants


                          INDEPENDENT AUDITOR'S REPORT




To the Partners
COLONIAL VILLAGE ROSEVILLE
(A California Limited Partnership)



         We have audited the accompanying balance sheets of COLONIAL VILLAGE ROSEVILLE, (A California Limited Partnership), as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with the Standards of the Public Accounting Oversight Board (United States), Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COLONIAL VILLAGE ROSEVILLE, (A California Limited Partnership), as of December 31, 2008 and 2007, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


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




/s/ Pailet, Meunier and LeBlanc, L.L.P.
---------------------------------------
Metairie, Louisiana
August 21, 2009


                            WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                                 (A CALIFORNIA LIMITED PARTNERSHIP)

                                           BALANCE SHEETS

                                                                                MARCH 31
                                                                      -----------------------------

                                                                         2009               2008
                                                                      -----------       -----------
ASSETS

Cash                                                                  $   234,631       $   228,980
Investments in Local Limited Partnerships, net
  (Notes 2 and 3)                                                              --         1,740,459
                                                                      -----------       -----------

            Total Assets                                              $   234,631       $ 1,969,439
                                                                      ===========       ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to General Partner
      and affiliates (Note 3)                                         $ 1,945,760       $ 1,841,301
                                                                      -----------       -----------

Partners' equity (deficit):
   General Partner                                                       (187,243)         (168,850)
   Limited Partners (30,000 Partnership Units authorized; 18,000
      Partnership Units issued and outstanding)                        (1,523,886)          296,988
                                                                      -----------       -----------

       Total partners' equity (deficit)                                (1,711,129)          128,138
                                                                      -----------       -----------

             Total Liabilities and Partners' Equity (Deficit)         $   234,631       $ 1,969,439
                                                                      ===========       ===========

                                See accompanying notes to financial statements


                                 WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                                      (A CALIFORNIA LIMITED PARTNERSHIP)

                                           STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


                                                                 FOR THE YEARS ENDED
                                                                       MARCH 31
                                                -----------------------------------------------------
                                                     2009                2008               2007
                                                -------------       -------------       -------------

Reporting fees                                  $          --       $       8,173       $       5,669
Distribution income                                    18,329              18,033               2,484
                                                -------------       -------------       -------------

   Total income                                        18,329              26,206               8,153
                                                -------------       -------------       -------------

Operating expenses:
   Amortization (Notes 2 and 3)                         7,984               8,516               8,516
   Asset management fees (Note 3)                     178,612             181,384             181,384
   Impairment loss (Note 2)                         1,513,635                  --                  --
   Accounting and legal fees                           10,589              38,634              15,083
   Other                                                7,666               3,838               6,253
                                                -------------       -------------       -------------

    Total operating expenses                        1,718,486             232,372             211,236
                                                -------------       -------------       -------------

Loss from operations                               (1,700,157)           (206,166)           (203,083)

Equity in losses of Local Limited
  Partnerships (Note 2)                              (179,270)            (34,537)            (34,921)

Gain on sale of Local Limited Partnerships             40,001                  --                  --

Interest income                                           159                 403               1,142
                                                -------------       -------------       -------------

Net loss                                        $  (1,839,267)      $    (240,300)      $    (236,862)
                                                =============       =============       =============

Net loss allocated to:
   General Partner                              $     (18,393)      $      (2,403)      $      (2,369)
                                                =============       =============       =============

   Limited Partners                             $  (1,820,874)      $    (237,897)      $    (234,493)
                                                =============       =============       =============

Net loss per Partnership Unit                   $     (101.16)      $      (13.22)      $      (13.03)
                                                =============       =============       =============

Outstanding weighted Partnership Units                 18,000              18,000              18,000
                                                =============       =============       =============

                                See accompanying notes to financial statements


                                 WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                                      (A CALIFORNIA LIMITED PARTNERSHIP)

                                    STATEMENTS OF PARTNERS EQUITY (DEFICIT)
                               FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


                                                    GENERAL          LIMITED
                                                    PARTNER          PARTNERS            TOTAL
                                                  -----------       -----------       -----------

Partners' equity (deficit) at March 31, 2006      $  (164,078)      $   769,378       $   605,300

Net loss                                               (2,369)         (234,493)         (236,862)
                                                  -----------       -----------       -----------

Partners' equity (deficit) at March 31, 2007         (166,447)          534,885           368,438

Net loss                                               (2,403)         (237,897)         (240,300)
                                                  -----------       -----------       -----------

Partners' equity (deficit) at March 31, 2008         (168,850)          296,988           128,138

Net loss                                              (18,393)       (1,820,874)       (1,839,267)
                                                  -----------       -----------       -----------

Partners' equity (deficit) at March 31, 2009      $  (187,243)      $(1,523,886)      $(1,711,129)
                                                  ===========       ===========       ===========



                                See accompanying notes to financial statements


                                 WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                                      (A CALIFORNIA LIMITED PARTNERSHIP)

                                           STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


                                                                    FOR THE YEARS ENDED
                                                                         MARCH 31
                                                     -----------------------------------------------
                                                        2009               2008             2007
                                                     -----------       -----------       -----------
Cash flows from operating activities:
   Net loss                                          $(1,839,267)      $  (240,300)      $  (236,862)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization                                          7,984             8,516             8,516
     Equity in losses of Local Limited
       Partnerships                                      179,270            34,537            34,921
     Impairment loss                                   1,513,635                --                --
     Change in accrued fees and expenses due
       to General Partner and affiliates                 104,459           155,023           146,639
     Gain on sale of Local Limited Partnerships          (40,001)               --                --
                                                     -----------       -----------       -----------

Net cash used in operating activities                    (73,920)          (42,224)          (46,786)

Cash flows from investing activities:
   Distributions from Local Limited
      Partnerships                                        39,570            32,040            32,040
   Proceeds from sale of Local Limited
      Partnerships                                        40,001                --                --
                                                     -----------       -----------       -----------

Net cash provided by investing activities                 79,571            32,040            32,040
                                                     -----------       -----------       -----------

Net increase (decrease) in cash                            5,651           (10,184)          (14,746)

Cash, beginning of year                                  228,980           239,164           253,910
                                                     -----------       -----------       -----------

Cash, end of year                                    $   234,631       $   228,980       $   239,164
                                                     ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

   Taxes paid                                        $       800       $       800       $       800
                                                     ===========       ===========       ===========


                                See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


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

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


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

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2009. As of March 31, 2009, twelve Local Limited Partnerships had completed the 15 year compliance period.

During the year ended March 31, 2009, the Partnership sold its Limited Partnership interest in Rosewood Apartments L.P. ("Rosewood"), Venus Retirement Village, Ltd ("Venus") and Winters Investment Group ("Winters"). The Partnership received $1, $15,000 and $25,000 for its Limited Partnership interest in the respective Local Limited Partnerships. Rosewood had an appraised value of $70,000 and the outstanding mortgage balance was approximately $398,000 therefore it was to the best interest of the Partnership to sell its Limited Partnership interest to the Local General Partner. Venus and Winters were similar situations with Venus appraising at $170,000 with an outstanding mortgage balance of $700,000 and Winters appraised at $1,460,000 with an outstanding mortgage balance of $1,765,000. The Partnership collected $40,001 in total for the sell of the three Limited Partnership interests and those funds are being kept in the Partnerships reserves to pay for future operating expenses and accrued asset management fees.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income

Use of Estimates
----------------

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2009 and 2008, the Partnership had no cash equivalents.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

Amortization
------------

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2009, 2008 and 2007 was $7,984, $8,516 and $8,516, respectively.

Impairment
----------

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment's carrying amount to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2009, 2008 and 2007 impairment expense related to investments in Local Limited Partnerships was $1,513,635, $0 and $0, respectively.

When the value of the Partnership's investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are impaired. For the years ended March 31, 2009, 2008 and 2007, impairment expense related to acquisition fees and costs was $119,775, $0, and $0, respectively.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the March 31, 2009 and 2008, the Partnership owns Local Limited Partnership interests in 15 and 18 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 552 and 634 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2009 and 2008, are approximately $576,000 less than and $1,378,000 greater than, respectively, the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account.

At March 31, 2009, the investment accounts in all the Local Limited Partnerships have reached a zero balance, and at March 31, 2008 the investment accounts in certain Local Limited Partnerships had reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2009, 2008 and 2007, amounting to approximately $699,000, $707,000 and $642,000, respectively, have not been recognized. As of March 31, 2009, the aggregate share of net losses not recognized by the Partnership amounted to $3,960,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

                                                                             FOR THE YEARS
                                                                            ENDED MARCH 31,
                                                            -----------------------------------------------

                                                                2009              2008              2007
                                                            -----------       -----------       -----------
Investments per balance sheet, beginning of period          $ 1,740,459       $ 1,815,552       $ 1,891,029
Distributions received from Local Limited Partnerships          (39,570)          (32,040)          (32,040)
Equity in losses of Local Limited Partnerships                 (179,270)          (34,537)          (34,921)
Impairment loss                                              (1,513,635)               --                --
Amortization of paid acquisition fees and costs                  (7,984)           (8,516)           (8,516)
                                                            -----------       -----------       -----------

Investments per balance sheet, end of period                $        --       $ 1,740,459       $ 1,815,552
                                                            ===========       ===========       ===========


                                                                             FOR THE YEARS
                                                                            ENDED MARCH 31,
                                                           -----------------------------------------------

                                                                2009              2008             2007
                                                           ------------       ----------        ----------

Investments in Local Limited Partnerships, net             $         --       $1,612,697        $1,679,274
Acquisition fees and costs, net of accumulated
amortization of $1,814,019, $1,686,257 and $1,677,741                --          127,762           136,278
                                                           ------------       ----------        ----------
Investments per balance sheet, end of period               $         --       $1,740,459        $1,815,552
                                                           ============       ==========        ==========



                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

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

                                  COMBINED CONDENSED BALANCE SHEETS

                                                                                     2008               2007
                                                                                 ------------       ------------
ASSETS

  BUILDINGS AND IMPROVEMENTS, NET OF ACCUMULATED DEPRECIATION AS OF
   DECEMBER 31, 2008 AND 2007 OF $16,221,000 AND $15,387,000 ,RESPECTIVELY.      $ 19,726,000       $ 21,088,000
  LAND                                                                              2,234,000          2,234,000
  OTHER ASSETS                                                                      3,256,000          3,404,000
                                                                                 ------------       ------------

    TOTAL ASSETS                                                                 $ 25,216,000       $ 26,726,000
                                                                                 ============       ============

LIABILITIES

MORTGAGE LOANS PAYABLE                                                           $ 21,633,000       $ 22,930,000
DUE TO RELATED PARTIES                                                              1,413,000            738,000
OTHER LIABILITIES                                                                   2,651,000          2,478,000
                                                                                 ------------       ------------

    TOTAL LIABILITIES                                                              25,697,000         26,146,000
                                                                                 ------------       ------------

PARTNERS' EQUITY (DEFICIT)

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.                                         (576,000)           362,000
OTHER PARTNERS                                                                         95,000            218,000
                                                                                 ------------       ------------

    TOTAL PARTNERS' EQUITY (DEFICIT)                                                 (481,000)           580,000
                                                                                 ------------       ------------

       TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)                          $ 25,216,000       $ 26,726,000
                                                                                 ============       ============


                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                        COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                              2008              2007              2006
                                           -----------       -----------       -----------

REVENUES                                   $ 4,001,000       $ 4,042,000       $ 3,838,000
                                           -----------       -----------       -----------

EXPENSES:
   OPERATING EXPENSES                        2,910,000         2,774,000         2,730,000
   INTEREST EXPENSE                            775,000           898,000           783,000
   DEPRECIATION AND AMORTIZATION             1,115,000         1,119,000         1,118,000
                                           -----------       -----------       -----------

         TOTAL EXPENSES                      4,800.000         4,791,000         4,631,000
                                           -----------       -----------       -----------

NET LOSS                                   $  (799,000)      $  (749,000)      $  (793,000)
                                           ===========       ===========       ===========

NET LOSS ALLOCABLE TO THE PARTNERSHIP      $  (790,000)      $  (741,000)      $  (667,000)
                                           ===========       ===========       ===========

NET LOSS RECORDED BY THE PARTNERSHIP       $  (179,000)      $   (35,000)      $   (35,000)
                                           ===========       ===========       ===========

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

         Acquisition fees equal to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,620,000 and $1,492,238 as of March 31, 2009 and 2008, respectively.
         Of the accumulated amortization recorded on the balance sheet at March 31, 2009, $119,775, $0 and $0 of the related expense was reflected as equity in losses of Local Limited Partnerships during the years ended March 31, 2009, 2008, and 2007, respectively, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

         Reimbursement of costs incurred by the General Partners or an affiliate in connection with the acquisition of the Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $194,019 which have been included in investments in Local Limited Partnerships. Accumulated amortization was $194,019 for each of the years ended March 31, 2009 and 2008.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

          An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $178,612, $181,384 and $181,384 were incurred during the years ended March 31, 2009, 2008 and 2007, respectively, of which $50,000, $50,000 and $34,000 was paid during the years ended March 31, 2009, 2008 and 2007, respectively.

         The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $41,000, $19,000 and $22,000 during the years ended March 31, 2009, 2008 and 2007, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                             MARCH 31,
                                                     --------------------------

                                                        2009            2008
                                                     ----------      ----------

Expenses paid by the General Partner
   or an affiliate on behalf of the Partnership      $    2,666      $   26,819

Asset management fee payable                          1,943,094       1,814,482
                                                     ----------      ----------

Total                                                $1,945,760      $1,841,301
                                                     ==========      ==========

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

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                         JUNE 30         SEPTEMBER 30       DECEMBER 31       MARCH 31
                                       ------------      ------------      ------------      -----------
               2009
               ----
Income                                 $     6,000       $     5,000       $         -       $     7,000

Operating expenses                      (1,545,000)          (53,000)          (60,000)          (60,000)

Loss from operations                    (1,539,000)          (48,000)          (60,000)          (53,000)

Equity in losses of Local Limited
     Partnerships                          (14,000)          (15,000)          (15,000)         (135,000)

Gain on sale of Local Limited
     Partnership                                 -                 -                 -             40,000

Net loss                                (1,553,000)          (63,000)          (75,000)         (148,000)

Net loss available to Limited
     Partners                           (1,537,000)          (62,000)          (74,000)         (148,000)

Net loss per Partnership Unit                  (85)               (3)               (4)               (8)



                                         JUNE 30           SEPTEMBER 30       DECEMBER 31        MARCH 31
                                       -----------         ------------       -----------        ---------
               2008
               ----

Income                                 $ 20,000             $  4,000           $     --          $  2,000

Operating expenses                      (48,000)             (61,000)           (50,000)          (73,000)

Loss from operations                    (28,000)             (57,000)           (50,000)          (71,000)

Equity in losses of Local Limited
     Partnerships                        (8,000)              (8,000)            (7,000)          (12,000)

Net loss                                (36,000)             (65,000)           (57,000)          (83,000)

Net loss available to Limited
     Partners                           (35,000)             (64,000)           (56,000)          (83,000)

Net loss per Partnership Unit                (2)                  (4)                (3)               (5)




                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), CONTINUED
---------------------------------------------------------------


                                        JUNE 30      SEPTEMBER 30    DECEMBER 31    MARCH 31
                                       ----------    ------------    -----------    ---------
               2007
               ----
Income                                 $  5,000       $  3,000       $     --       $     --

Operating expenses                      (48,000)       (64,000)       (48,000)       (51,000)

Loss from operations                    (43,000)       (61,000)       (48,000)       (51,000)

Equity in losses of Local Limited
     Partnerships                        (8,000)        (8,000)        (8,000)       (11,000)

Interest income                              --             --             --          1,000

Net loss                                (51,000)       (69,000)       (56,000)       (61,000)

Net loss available to Limited
     Partners                           (50,000)       (68,000)       (55,000)       (61,000)

Net loss per Partnership Unit                (3)            (4)            (3)            (4)

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

(b)      Management's annual report on internal control over financial reporting
         -----------------------------------------------------------------------

         The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2009. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

         Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership's most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under "Disclosure controls and procedures", the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2009. This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

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

(c)      Changes in internal controls
         ----------------------------

         There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Identification of Directors, (b) Identification of Executive Officers,
         ----------------------------------------------------------------------
         (c) Identification of Certain Significant Employees, (d) Family
         ---------------------------------------------------------------
         Relationships, and (e) Business Experience
         ------------------------------------------

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

Thomas J. Riha, age 54, is Senior Vice President - Asset Management and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

Melanie R. Wenk, CPA, age 41, is Vice President-Chief Financial Officer of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

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

(a)  Compensation for Services

     For services rendered by the Managing General Partner or an Affiliate of the Managing General Partner in connection with the administration of the affairs of the Partnership, the Managing General Partner or any such Affiliate may receive an annual asset management fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the Managing General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $178,612, $181,384 and $181,384, were incurred during the years ended March 31, 2009, 2008 and 2007, respectively. The Partnership paid the General Partners and or their affiliates $50,000, $50,000 and $34,000 of those fees during the years ended March 31, 2009, 2008 and 2007, respectively.

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

     The unpaid operating expenses reimbursable to the General Partner or its affiliates were $2,666, $26,819 and $3,180 for the years ended March 31, 2009, 2008 and 2007, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $41,000, $19,000 and $22,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

(c)  Interest in Partnership

     The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, there were no remaining credits for the tax years (calendar years) ended December 31, 2008, 2007 and 2006, as such the General Partner received $0 in Low Income Housing Tax Credits for all periods presented. The General Partner is also entitled to receive 1% of the Partnership's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2009, 2008 and 2007. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, the General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2009, 2008 or 2007.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                                             2009                2008
                                        ---------------     ---------------

Audit Fees                              $            -      $       34,650
Audit-related Fees                                   -                   -
Tax Fees                                         2,890               2,755
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                   $        2,890      $       37,405
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

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------

         Balance Sheets, March 31, 2009 and 2008
         Statements of Operations for the years ended March 31, 2009, 2008 and
           2007
         Statements of Partners' Equity (Deficit) for the years ended March
           31, 2009, 2008 and 2007
         Statements of Cash Flows for the years ended March 31, 2009, 2008 and
           2007
         Notes to Financial Statements

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

99.19 Financial Statements of Colonial Village - Roseville, for the years ended December 31, 2008 and 2007 together with Independent Auditors' Report thereon; a significant subsidiary


WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009

                                          ---------------------------  -------------------------------------------------------------
                                               AS OF MARCH 31, 2009                      AS OF DECEMBER 31, 2008
---------------------------------------------------------------------  -------------------------------------------------------------
                                          TOTAL INVESTMENT  AMOUNT OF  MORTGAGE BALANCES
 LOCAL LIMITED                            IN LOCAL LIMITED INVESTMENT  OF LOCAL LIMITED        BUILDINGS    ACCUMULATED    NET BOOK
PARTNERSHIP NAME                LOCATION    PARTNERSHIPS  PAID TO DATE  PARTNERSHIPS   LAND  AND EQUIPMENT  DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden                  Delhi,
Apartment Associates           California    $   391,000  $   391,000  $ 1,337,000  $  93,000  $ 1,744,000  $   952,000  $   885,000

Almond View Apartments, Ltd.   Stockton,
                               California      1,639,000    1,639,000    1,679,000    110,000    3,425,000    1,790,000    1,745,000

Buccaneer Associates, Limited  Fernandia
                               Beach,
                               Florida           365,000      365,000    1,420,000     60,000    2,158,000      838,000    1,380,000

Candleridge Apartments
of Perry L.P. II               Perry, Iowa       126,000      126,000      661,000     50,000      900,000      480,000      470,000

Colonial Village Roseville     Roseville,
                               California      2,811,000    2,811,000    1,745,000    315,000    5,083,000    2,622,000    2,776,000

Dallas County Housing, Ltd.    Orrville,
                               Alabama           130,000      130,000      592,000     35,000      764,000      340,000      459,000

La Paloma del Sol Limited      Deming,
Partnership                    New Mexico        254,000      254,000    1,376,000    101,000    1,857,000      715,000    1,243,000


Memory Lane Limited            Yankton,
Partnership                    South Dakota      151,000      151,000      652,000     25,000      894,000      575,000      344,000

Nueva Sierra Vista             Richgrove,
Associates                     California      1,688,000    1,688,000    1,623,000    115,000    3,137,000    1,087,000    2,165,000

Old Fort Highway Limited       Hidalgo,
Partnership                    Texas             249,000      249,000    1,227,000     78,000    1,762,000      704,000    1,136,000




WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009
                                          ---------------------------  -------------------------------------------------------------
                                               AS OF MARCH 31, 2009                      AS OF DECEMBER 31, 2008
---------------------------------------------------------------------  -------------------------------------------------------------
                                          TOTAL INVESTMENT  AMOUNT OF  MORTGAGE BALANCES
 LOCAL LIMITED                            IN LOCAL LIMITED INVESTMENT  OF LOCAL LIMITED        BUILDINGS    ACCUMULATED    NET BOOK
PARTNERSHIP NAME              LOCATION      PARTNERSHIPS  PAID TO DATE  PARTNERSHIPS   LAND  AND EQUIPMENT  DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Orosi Apartments, Ltd.       Orosi,
                             California        461,000       461,000    1,804,000     100,000   2,416,000     734,000     1,782,000

Parlier Garden Apts.         Parlier,
                             California        453,000       453,000    1,646,000     138,000   2,078,000     792,000     1,424,000

Sun Manor, L.P.              Itta Bena,
                             Mississippi       230,000       230,000    1,020,000      40,000   1,370,000     715,000       695,000

Tahoe Pines Apartments       South Lake
                             Tahoe,
                             California      1,633,000     1,633,000    1,543,000      87,000   3,236,000   1,701,000     1,622,000

Venus Retirement             Venus, Texas            -             -      700,000      32,000     618,000     474,000       176,000
Village, Ltd. (1)

Walnut - Pixley, L.P.        Orange,
                             California      1,078,000     1,078,000      843,000     690,000   2,078,000     962,000     1,806,000

Winters Investment           Winters,
Group (1)                    California              -             -    1,765,000     165,000   2,427,000     740,000     1,852,000
                                          ------------  ------------  -----------  ---------- ----------- -----------   ------------

                                          $ 11,659,000  $ 11,659,000  $21,633,000  $2,234,000 $35,947,000 $16,221,000   $21,960,000
                                          ============  ============  ===========  ========== =========== ===========   ===========

(1) Subsequent to December 31, 2008 but before March 31, 2009 the Partnership sold its Limited Partnership interest in these Local Limited Partnerships.


WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009

                                     ----------------------------------------------------------------------
                                                     FOR THE YEAR ENDED DECEMBER 31, 2008
                                     ----------------------------------------------------------------------
                                                                           YEAR                  ESTIMATED
                                                      NET INCOME        INVESTMENT              USEFUL LIFE
 LOCAL LIMITED PARTNERSHIP NAME        RENTAL INCOME    (LOSS)           ACQUIRED    STATUS       (YEARS)
-----------------------------------------------------------------------------------------------------------

Almond Garden Apartment Associates
                                          $199,000    $ (34,000)           1994     Completed         27.5

Almond View Apartments, Ltd.               293,000     (234,000)           1994     Completed         27.5

Buccaneer Associates, Limited              301,000            -            1994     Completed           40

Candleridge Apartments of Perry
L.P. II                                    155,000       (1,000)           1994     Completed         27.5

Colonial Village Roseville                 568,000      (87,000)           1993     Completed         27.5

Dallas County Housing, Ltd.                 91,000      (12,000)           1993     Completed           40

La Paloma del Sol Limited                  207,000      (22,000)           1993     Completed           40
Partnership

Memory Lane Limited Partnership             88,000      (14,000)           1994     Completed           25

Nueva Sierra Vista Associates              187,000     (126,000)           1994     Completed           40

Old Fort Limited Partnership               242,000      (18,000)           1993     Completed           40

Orosi Apartments, Ltd.                     240,000      (58,000)           1993     Completed           50

Parlier Garden Apts.                       282,000      (26,000)           1994     Completed           40

Sun Manor, L.P.                            191,000      (45,000)           1993     Completed         27.5

Tahoe Pines Apartments                     244,000     (115,000)           1994     Completed         27.5

Venus Retirement Village, Ltd. (1)         111,000      (34,000)           1993     Completed           25

Walnut - Pixley, L.P.                      204,000       25,000            1993     Completed           40

Winters Investment Group (1)               278,000        2,000            1994     Completed           50
                                           -------        -----

                                        $3,881,000    $(799,000)
                                        ==========    ==========

(1) The Partnership sold its Limited Partnership interest in these Local Limited
Partnerships subsequent to December 31, 2008 but prior to March 31, 2009.


WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008


                                     --------------------------------  -------------------------------------------------------------
                                              AS OF MARCH 31, 2008                     AS OF DECEMBER 31, 2007
---------------------------------------------------------------------  -------------------------------------------------------------
                                          TOTAL INVESTMENT  AMOUNT OF  MORTGAGE BALANCES
 LOCAL LIMITED                            IN LOCAL LIMITED INVESTMENT  OF LOCAL LIMITED        BUILDINGS    ACCUMULATED    NET BOOK
PARTNERSHIP NAME              LOCATION      PARTNERSHIPS  PAID TO DATE  PARTNERSHIPS   LAND  AND EQUIPMENT  DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden                  Delhi,        $  391,000    $  391,000  $1,345,000  $   93,000  $1,717,000    $  885,000  $  925,000
Apartment Associates           California

Almond View Apartments, Ltd.   Stockton,      1,639,000     1,639,000   1,693,000     110,000   3,414,000     1,669,000   1,855,000
                               California

Buccaneer Associates, Limited  Fernandia        365,000       365,000   1,428,000      60,000   2,158,000       783,000   1,435,000
                               Beach,
                               Florida

Candleridge Apartments
of Perry L.P. II               Perry, Iowa      126,000       126,000     667,000      50,000     888,000       445,000     493,000

Colonial Village Roseville     Roseville,     2,811,000     2,811,000   1,799,000     315,000   5,052,000     2,442,000   2,925,000
                               California

Dallas County Housing, Ltd.    Orrville,        130,000       130,000     595,000      35,000     764,000       319,000     480,000
                               Alabama

La Paloma del Sol Limited      Deming,          254,000       254,000   1,385,000     101,000   1,788,000       660,000   1,229,000
Partnership                    New Mexico


Memory Lane Limited            Yankton,         151,000       151,000     657,000      25,000     893,000       546,000     372,000
Partnership                    South Dakota

Nueva Sierra Vista             Richgrove,     1,688,000     1,688,000   1,623,000     115,000   3,137,000     1,009,000   2,243,000
Associates                     California

Old Fort Highway Limited       Hidalgo,         249,000       249,000   1,235,000      78,000   1,738,000       648,000   1,168,000
Partnership                    Texas



WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008


                                     --------------------------------  -------------------------------------------------------------
                                              AS OF MARCH 31, 2008                     AS OF DECEMBER 31, 2007
---------------------------------------------------------------------  -------------------------------------------------------------
                                          TOTAL INVESTMENT  AMOUNT OF  MORTGAGE BALANCES
 LOCAL LIMITED                            IN LOCAL LIMITED INVESTMENT  OF LOCAL LIMITED        BUILDINGS    ACCUMULATED    NET BOOK
PARTNERSHIP NAME              LOCATION      PARTNERSHIPS  PAID TO DATE  PARTNERSHIPS   LAND  AND EQUIPMENT  DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Orosi Apartments, Ltd.      Orosi,
                            California       461,000         461,000     1,826,000    100,000   2,395,000      678,000     1,817,000

Parlier Garden Apts.        Parlier,
                            California       453,000         453,000     1,656,000    138,000   2,070,000      741,000     1,467,000

Rosewood Apartments         Superior,
Limited Partnership (1)     Wisconsin        185,000         185,000       398,000          -     768,000      272,000       496,000

Sun Manor, L.P.             Itta Bena,
                            Mississippi      230,000         230,000     1,026,000     40,000   1,334,000      661,000       713,000

Tahoe Pines Apartments      South Lake
                            Tahoe,
                            California     1,633,000       1,633,000     1,566,000     87,000   3,236,000    1,587,000     1,736,000

Venus Retirement Village,   Venus, Texas     161,000         161,000       704,000     32,000     618,000      443,000       207,000
Ltd. (1)

Walnut - Pixley, L.P.       Orange,
                            California     1,078,000       1,078,000     1,553,000    690,000   2,078,000      907,000     1,861,000

Winters Investment          Winters,
Group (1)                   California       531,000         531,000     1,775,000    165,000   2,427,000      692,000     1,900,000
                                             -------         -------     ---------   --------   ---------      -------     ---------

                                         $12,536,000     $12,536,000   $22,930,000 $2,234,000 $36,475,000  $15,387,000   $22,322,000
                                         ===========     ===========   =========== ========== ===========  ===========   ===========

(1) Subsequent to March 31, 2008, the Partnership sold its Limited Partnership interest in these Local Limited Partnerships.


WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008

                                   ------------------------------------------------------------------------
                                                    FOR THE YEAR ENDED DECEMBER 31, 2007
                                   ------------------------------------------------------------------------
                                                                           YEAR                  ESTIMATED
                                                      NET INCOME        INVESTMENT              USEFUL LIFE
 LOCAL LIMITED PARTNERSHIP NAME        RENTAL INCOME    (LOSS)           ACQUIRED    STATUS       (YEARS)
-----------------------------------------------------------------------------------------------------------

Almond Garden Apartment Associates
                                         $ 199,000      (21,000)           1994     Completed         27.5

Almond View Apartments, Ltd.               256,000     (259,000)           1994     Completed         27.5

Buccaneer Associates, Limited              282,000      (12,000)           1994     Completed           40

Candleridge Apartments of Perry
L.P. II                                    154,000        5,000            1994     Completed         27.5

Colonial Village Roseville                 554,000      (35,000)           1993     Completed         27.5

Dallas County Housing, Ltd.                 86,000      (10,000)           1993     Completed           40

La Paloma del Sol Limited
Partnership                                192,000      (18,000)           1993     Completed           40

Memory Lane Limited Partnership             87,000      (10,000)
                                                                           1994     Completed           25

Nueva Sierra Vista Associates              176,000     (123,000)           1994     Completed           40

Old Fort Limited Partnership               232,000      (24,000)           1993     Completed           40

Orosi Apartments, Ltd.                     210,000      (39,000)           1993     Completed           50

Parlier Garden Apts.                       287,000       (3,000)           1994     Completed           40

Rosewood Apartments Limited
Partnership                                100,000        3,000            1994     Completed           40

Sun Manor, L.P.                            179,000      (36,000)           1993     Completed         27.5

Tahoe Pines Apartments                     237,000     (119,000)           1994     Completed         27.5

Venus Retirement Village, Ltd.             108,000      (16,000)           1993     Completed           25

Walnut - Pixley, L.P.                      193,000       12,000            1993     Completed           40

Winters Investment Group                   276,000      (44,000)           1994     Completed           50
                                           -------      --------

                                        $3,808,000   $ (749,000)
                                        ==========   ===========



WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                         ----------------------------  -------------------------------------------------------------
                                              AS OF MARCH 31, 2007                       AS OF DECEMBER 31, 2006
---------------------------------------------------------------------  -------------------------------------------------------------
                                          TOTAL INVESTMENT  AMOUNT OF  MORTGAGE BALANCES
 LOCAL LIMITED                            IN LOCAL LIMITED INVESTMENT  OF LOCAL LIMITED        BUILDINGS    ACCUMULATED    NET BOOK
PARTNERSHIP NAME              LOCATION      PARTNERSHIPS  PAID TO DATE  PARTNERSHIPS   LAND  AND EQUIPMENT  DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Almond Garden                  Delhi,       $ 391,000     $ 391,000    $ 1,352,000  $ 93,000  $ 1,693,000    $ 823,000     $ 963,000
Apartment Associates           California

Almond View Apartments, Ltd.   Stockton,    1,639,000     1,639,000      1,706,000   110,000    3,414,000    1,548,000     1,976,000
                               California

Buccaneer Associates, Limited  Fernandia      365,000       365,000      1,436,000    60,000    2,158,000      730,000     1,488,000
                               Beach,
                               Florida

Candleridge Apartments
of Perry L.P. II               Perry, Iowa    126,000       126,000        672,000    50,000      884,000      412,000       522,000

Colonial Village Roseville     Roseville,   2,811,000     2,811,000      1,850,000   315,000    5,042,000    2,263,000     3,094,000
                               California

Dallas County Housing, Ltd.    Orrville,      130,000       130,000        599,000    35,000      764,000      298,000       501,000
                               Alabama

La Paloma del Sol Limited      Deming,        254,000       254,000      1,393,000   101,000    1,761,000      609,000     1,253,000
Partnership                    New Mexico


Memory Lane Limited            Yankton,       151,000       151,000        662,000    25,000      893,000      516,000       402,000
Partnership                    South Dakota

Nueva Sierra Vista             Richgrove,   1,688,000     1,688,000      2,284,000   115,000    3,137,000      930,000     2,322,000
Associates                     California

Old Fort Highway Limited       Hidalgo,       249,000       249,000      1,242,000    77,000    1,696,000      593,000     1,180,000
Partnership                    Texas



WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                         ----------------------------  -------------------------------------------------------------
                                              AS OF MARCH 31, 2007                       AS OF DECEMBER 31, 2006
---------------------------------------------------------------------  -------------------------------------------------------------
                                          TOTAL INVESTMENT  AMOUNT OF  MORTGAGE BALANCES
 LOCAL LIMITED                            IN LOCAL LIMITED INVESTMENT  OF LOCAL LIMITED        BUILDINGS    ACCUMULATED    NET BOOK
PARTNERSHIP NAME              LOCATION      PARTNERSHIPS  PAID TO DATE  PARTNERSHIPS   LAND  AND EQUIPMENT  DEPRECIATION    VALUE
------------------------------------------------------------------------------------------------------------------------------------

Orosi Apartments, Ltd.       Orosi,
                             California         461,000      461,000    1,846,000     100,000    2,397,000      629,000    1,868,000

Parlier Garden Apts.         Parlier,
                             California         453,000      453,000    1,664,000     138,000    2,070,000      689,000    1,519,000

Rosewood Apartments          Superior,
Limited Partnership          Wisconsin          185,000      185,000      413,000          --      767,000      253,000      514,000

Sun Manor, L.P.              Itta Bena,
                             Mississippi        230,000      230,000    1,031,000      40,000    1,325,000      609,000      756,000

Tahoe Pines Apartments       South Lake
                             Tahoe,
                             California       1,633,000    1,633,000    1,587,000      87,000    3,237,000    1,471,000    1,853,000

Venus Retirement             Venus, Texas       161,000      161,000      707,000      32,000      618,000      412,000      238,000
Village, Ltd.

Walnut - Pixley, L.P.        Orange,
                             California       1,078,000    1,078,000      900,000     690,000    2,078,000      853,000    1,915,000

Winters Investment Group     Winters,
                             California         531,000      531,000    1,785,000     165,000    2,427,000      645,000    1,947,000
                                            -----------  -----------  ----------- -----------  -----------  -----------  -----------

                                            $12,536,000  $12,536,000  $23,129,000 $ 2,233,000  $36,361,000  $14,283,000  $24,311,000
                                            ===========  ===========  =========== ===========  ===========  ===========  ===========




WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                   ------------------------------------------------------------------------
                                                    FOR THE YEAR ENDED DECEMBER 31, 2006
                                   ------------------------------------------------------------------------
                                                                           YEAR                  ESTIMATED
                                                      NET INCOME        INVESTMENT              USEFUL LIFE
 LOCAL LIMITED PARTNERSHIP NAME        RENTAL INCOME    (LOSS)           ACQUIRED    STATUS       (YEARS)
-----------------------------------------------------------------------------------------------------------

Almond Garden Apartment Associates
                                         $ 198,000      (30,000)           1994     Completed         27.5

Almond View Apartments, Ltd.               245,000     (306,000)           1994     Completed         27.5

Buccaneer Associates, Limited              257,000      (53,000)           1994     Completed           40

Candleridge Apartments of Perry
L.P. II                                    153,000        4,000            1994     Completed         27.5

Colonial Village Roseville                 537,000      (30,000)           1993     Completed         27.5

Dallas County Housing, Ltd.                 78,000      (15,000)           1993     Completed           40

La Paloma del Sol Limited
Partnership                                193,000       (6,000)           1993     Completed           40

Memory Lane Limited Partnership             81,000      (14,000)
                                                                           1994     Completed           25

Nueva Sierra Vista Associates              177,000     (121,000)           1994     Completed           40

Old Fort Limited Partnership               214,000      (42,000)           1993     Completed           40

Orosi Apartments, Ltd.                     230,000      (18,000)           1993     Completed           50

Parlier Garden Apts.                       288,000       17,000            1994     Completed           40

Rosewood Apartments Limited
Partnership                                 94,000       (1,000)           1994     Completed           40

Sun Manor, L.P.                            170,000      (32,000)           1993     Completed         27.5

Tahoe Pines Apartments                     225,000     (141,000)           1994     Completed         27.5

Venus Retirement Village, Ltd.             103,000      (28,000)           1993     Completed           25

Walnut - Pixley, L.P.                      181,000        5,000            1993     Completed           40

Winters Investment Group                   278,000       18,000            1994     Completed           50
                                           -------       ------

                                        $3,702,000   $ (793,000)
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

Date:  October 9, 2009



By:      /s/ Melanie R. Wenk
         -------------------
         Melanie R. Wenk
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  October 9, 2009



By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  October 9, 2009



By:      /s/ Kay L. Cooper
         -----------------
         Kay L. Cooper
         Director of WNC & Associates, Inc.

Date:  October 9, 2009