Form 10-Q
period 2009-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2009-10-13
CIK 892997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

Yes ___No _X__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2009


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

       Balance Sheets
            As of June 30, 2009 and March 31, 2009.............................4

       Statements of Operations
            For the Three Months Ended June 30, 2009 and 2008..................5

       Statement of Partners' Equity (Deficit)
            For the Three Months Ended June 30, 2009...........................6

       Statements of Cash Flows
            For the Three Months Ended June 30, 2009 and 2008..................7

       Notes to Financial Statements...........................................8

    Item 2.  Management's  Discussion  and Analysis of Financial Condition and
              Results of Operations...........................................16

    Item 3.  Quantitative and Qualitative Disclosures about Market Risks......17

    Item 4T. Controls and Procedures..........................................17

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings................................................18

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......18

    Item 3.  Defaults Upon Senior Securities..................................18

    Item 4.  Submission of Matters to a Vote of Security Holders..............18

    Item 5.  Other Information................................................18

    Item 6.  Exhibits ........................................................18

    Signatures ...............................................................19

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                    June 30, 2009                     March 31, 2009
                                                                -----------------------             -------------------

ASSETS

Cash                                                             $              196,589              $          234,631
Investments in Local Limited Partnerships, net (Note 2)                               -                               -
                                                                -----------------------             -------------------

    Total Assets                                                 $              196,589              $          234,631
                                                                =======================             ===================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                         $           1,943,277              $         1,945,760
                                                                 -----------------------             -------------------


Partners' Equity (deficit):
  General Partner                                                              (187,599)                       (187,243)
  Limited Partners (30,000 Partnership Units
     authorized; 18,000 Partnership Units issued and
     outstanding)                                                            (1,559,089)                     (1,523,886)
                                                                 -----------------------             -------------------

     Total Partners' Equity (deficit)                                        (1,746,688)                     (1,711,129)
                                                                 -----------------------             -------------------

         Total Liabilities and Partners' Equity (deficit)         $             196,589              $           234,631
                                                                 =======================             ===================

                 See accompanying notes to financial statements
                                       4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2009 and 2008
                                   (Unaudited)


                                                                   7
                                                                 2009                                  2008
                                                             Three Months                          Three Months
                                                      ---------------------------            --------------------------

Distribution income                                    $                       -              $                   5,856
Reporting fees                                                             6,885                                      -
                                                      ---------------------------            --------------------------

    Total operating income                                                 6,885                                  5,856
                                                      ---------------------------            --------------------------

Operating expenses:
  Amortization (Note 2)                                                        -                                  1,996
  Asset management fees (Note 3)                                          40,335                                 45,346
  Legal and accounting fees                                                  803                                    816
  Impairment loss                                                              -                              1,495,231
  Other                                                                    1,378                                  1,847
                                                      ---------------------------            --------------------------

    Total operating expenses                                              42,516                              1,545,236
                                                      ---------------------------            --------------------------

Loss from operations                                                     (35,631)                           (1,539,380)

Equity in losses of
   Local Limited Partnerships (Note 2)                                         -                               (13,606)


  Gain on sale of Local Limited Partnership                                    -                                      1


Interest income                                                               72                                     29
                                                      ---------------------------            --------------------------

Net loss                                            $                    (35,559)           $               (1,552,956)
                                                      ===========================            ==========================

Net loss allocated to:
  General Partner                                   $                       (356)           $                  (15,530)
                                                      ===========================            ==========================

  Limited Partners                                  $                    (35,203)           $               (1,537,426)
                                                      ===========================            ==========================

Net loss per Partnership Unit                       $                         (2)           $                      (85)
                                                      ===========================            ==========================

Outstanding weighted Partnership Units                                    18,000                                 18,000
                                                      ===========================            ==========================

                 See accompanying notes to financial statements
                                       5

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2009
                                   (Unaudited)


                                                            General               Limited
                                                            Partner              Partners                Total
                                                        -----------------     ----------------   ----------------------

Partners' Equity (deficit) at March 31, 2009             $      (187,243)      $   (1,523,886)    $          (1,711,129)

Net loss                                                            (356)             (35,203)                  (35,559)
                                                         -----------------     ----------------   ----------------------

Partners' Equity (deficit) at June 30, 2009              $      (187,599)      $   (1,559,089)  $            (1,746,688)
                                                         =================     ================   ======================

                 See accompanying notes to financial statements
                                       6

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2009 and 2008
                                   (Unaudited)

                                                                              2009                      2008
                                                                        ------------------        ------------------

Cash flows from operating activities:
  Net loss                                                               $        (35,559)         $     (1,552,956)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
       Amortization                                                                     -                      1,996
       Equity in losses of Local Limited Partnerships                                   -                     13,606
       Impairment loss                                                                  -                  1,495,231
       Change in accrued fees and expenses due to
               General Partner and affiliates                                      (2,483)                    49,763
     Gain on sale of Local Limited Partnership                                          -                        (1)
                                                                        ------------------        ------------------

Net cash provided by (used in) operating activities                               (38,042)                     7,639
                                                                        ------------------        ------------------

Cash flows from investing activities:
    Proceeds from sale of Local Limited Partnership                                     -                          1
                                                                        ------------------        ------------------
Net cash provided by investing activities                                               -                          1
                                                                        ------------------        ------------------

Net increase (decrease) in cash                                                   (38,042)                     7,640

Cash, beginning of period                                                         234,631                    228,980
                                                                        ------------------        ------------------
Cash, end of period                                                      $        196,589          $         236,620
                                                                        ==================        ==================

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

Taxes paid                                                               $              -       $                  -
                                                                        ==================        ==================

                 See accompanying notes to financial statements
                                       7

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2009
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2009
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnership's investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

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

The Partnership currently has insufficient working capital to fund its operations. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2010.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2009.

As of June 30, 2009 the Partnership had sold its interests in three Local Limited Partnerships; Rosewood Apartments L.P., Venus Retirement Village Ltd. and Winters Investment Group. As of June 30, 2009 no additional Local Limited Partnership had been identified for disposition.

--------------------------------------------------------------

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

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2009 and 2008 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment is impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2009, all of the investment balances had reached zero.

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

--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2009 and March 31, 2009, the Partnership had no cash equivalents.

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

--------------------------------------------------------------

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense was $0 and $1,996 as of the three months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, acquisition fee and costs have been fully amortized.

Impairment
----------

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment's carrying amount to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the three months ended June 30, 2009 and 2008 impairment expense related to investments in Local Limited Partnerships was $0 and $1,495,231, respectively.

When the value of the Partnership's investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are impaired. For each of the three months ended June 30, 2009 and 2008, impairment expense related to acquisition fees and costs was $0.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership owns Local Limited Partnership interests in fifteen Local Limited Partnerships. All of these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 552 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited
Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:


                                                                          For the Three                For the Year
                                                                           Months Ended                   Ended
                                                                          June 30, 2009               March 31, 2009
                                                                        -------------------         --------------------

  Investments per balance sheet, beginning of period                     $               -           $         1,740,459
  Equity in losses of Local Limited Partnerships                                         -                     (179,270)
  Distributions received from Local Limited Partnerships                                 -                      (39,570)
  Impairment loss                                                                        -                   (1,513,635)
  Amortization of capitalized acquisition fees and costs                                 -                       (7,984)
                                                                        -------------------         --------------------

  Investments per balance sheet, end of period                           $               -           $                 -
                                                                        ===================         ====================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2009
                                   (Unaudited)
                                                                  18

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the three months ended June 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                              2009                      2008
                                                      ----------------------     --------------------

  Revenue                                              $            900,000       $         1,000,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                             653,000                   727,000
     Interest expense                                               180,000                   194,000
     Depreciation and amortization                                  259,000                   279,000
                                                      ----------------------     --------------------

  Total expenses                                                  1,092,000                 1,200,000
                                                      ----------------------     --------------------


  Net loss                                             $           (192,000)      $         (200,000)
                                                      ======================     ====================

  Net loss allocable to the Partnership                $           (190,000)      $         (198,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership                 $                  -       $          (14,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

     (a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,620,000 as of June 30, 2009 and March 31, 2009.

     (b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $194,019 as of ended June 30, 2009 and March 31, 2009.

     (c) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $40,335 and $45,346 were incurred during the three months ended June 30, 2009 and 2008, respectively. The Partnership paid the General Partners and/or their affiliates $45,000 and $0 of those fees during the three months ended June 30, 2009 and 2008, respectively.

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

     (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2009 and 2008.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                     June 30, 2009              March 31, 2009
                                                                 ----------------------      ----------------------

Expenses paid by the General Partner or affiliates
   on behalf of the Partnership                                   $              4,848        $               2,666
Asset management fees payable                                                1,938,429                    1,943,094
                                                                 ----------------------      ----------------------
                                                                  $          1,943,277        $           1,945,760
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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2009 consisted of $197,000 in cash. Liabilities at June 30, 2009, consisted of $1,943,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008. The Partnership's net loss for the three months ended June 30, 2009 was $(36,000), reflecting a decrease of $1,517,000 from the $(1,553,000) net loss for the three months ended June 30, 2008. The decrease in net loss was primarily due to the loss from operations which decreased by $1,503,000 to $(36,000) for the three months ended June 30, 2009 from $(1,539,000) for the three months ended June 30, 2008, which was largely due to the $1,495,000 decrease in impairment loss. The investment balance was impaired to zero in the prior year as the Local Limited Partnerships were considered not to have any residual value. Therefore, there was no impairment to record in the current year. There was also a $5,000 decrease in asset management fees. These fees are calculated based on the invested assets, which decreased with the disposition of three Local Limited Partnerships late in the prior year. As Local Limited Partnerships are sold the invested assets decrease, thereby decreasing the asset management fees incurred. There was also a $14,000 decrease from equity in losses of Local Limited Partnerships. The investment balance was reduced to zero during the year ended March 31, 2009, therefore no further losses can be recorded. Amortization expense decreased by $2,000 as all of the acquisition fees and costs were written off during the year ended March 31, 2009 when the investment balance was reduced to zero. Total operating income increased by $1,000 due to the fact that Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008. Net cash used in the three months ended June 30, 2009 was $(38,000) compared to net cash provided during the three months ended June 30, 2008 of $8,000. The change of $(46,000) was primarily due to the fact that during the three months ended June 30, 2009 the Partnership paid the General Partner or an affiliate $(45,000) of accrued asset management fees compared to no accrued asset management fees being paid during the three months ended June 30, 2008.

During the three months ended June 30, 2009 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, decreased by $2,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2009, to be insufficient to meet all currently foreseeable future cash requirements. However, Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2010.

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

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC California Tax Credit Partners III General Partner

By:  WNC & Associates, Inc.         General Partner




By:  /s/ Wilfred N. Cooper Jr.
     -------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: October 9 2009




By:  /s/ Melanie R. Wenk
    --------------------
Melanie R. Wenk
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: October 9, 2009