Form 10-Q
period 2009-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2009-11-09
CIK 892997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

Yes _X_No ___

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

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).
Yes ___No _X__

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

           Balance Sheets
                As of September 30, 2009 and March 31, 2009....................3

           Statements of Operations
                For the Three and Six Months Ended September 30, 2009 and 2008.4

           Statement of Partners' Deficit
                For the Six Months Ended September 30, 2009....................5

           Statements of Cash Flows
                For the Six Months Ended September 30, 2009 and 2008...........6

           Notes to Financial Statements.......................................7

         Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................15

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

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.17

         Item 3.  Defaults Upon Senior Securities.............................17

         Item 4.  Submission of Matters to a Vote of Security Holders.........17

         Item 5.  Other Information...........................................17

         Item 6.  Exhibits ...................................................18

         Signatures ..........................................................19

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)

                 See accompanying notes to financial statements


                                                                  September 30, 2009                  March 31, 2009
                                                                -----------------------             -------------------

ASSETS

Cash                                                             $              200,894              $          234,631
Investments in Local Limited Partnerships, net (Note 2)                               -                               -
                                                                -----------------------             -------------------

         Total Assets                                            $              200,894              $          234,631
                                                                =======================             ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                        $            2,014,218              $        1,945,760
                                                                -----------------------             -------------------

Partners' Deficit:
  General Partner                                                             (188,265)                       (187,243)
  Limited Partners (30,000 Partnership Units
     authorized; 18,000 Partnership Units issued and
outstanding)                                                                (1,625,059)                     (1,523,886)
                                                                -----------------------             -------------------
     Total Partners' Deficit                                                (1,813,324)                     (1,711,129)
                                                                -----------------------             -------------------

        Total Liabilities and Partners' Deficit                  $              200,894              $          234,631
                                                                =======================             ===================

                 See accompanying notes to financial statements
                                       3

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2009 and 2008
                                   (Unaudited)


                                                            2009                                    2008
                                            -------------------------------------   -------------------------------------
                                              Three Months         Six Months        Three Months          Six Months
                                            -----------------   -----------------   ----------------    -----------------

Distribution income                          $              -    $              -    $         4,825     $         10,681
Reporting fees                                          9,111              15,996                  -                    -
                                            -----------------   -----------------   ----------------    -----------------

    Total operating income                              9,111              15,996              4,825               10,681
                                            -----------------   -----------------   ----------------    -----------------

Operating expenses:
  Amortization (Note 2)                                     -                   -              1,996                3,992
  Asset management fees (Note 3)                       40,335              80,670             44,422               89,768
  Legal and accounting fees                            35,372              36,175                  -                  816
  Impairment loss                                           -                   -              6,134            1,501,366
  Other                                                    83               1,461                119                1,966
                                            -----------------   -----------------   ----------------    -----------------

    Total operating expenses                           75,790             118,306             52,671            1,597,908
                                            -----------------   -----------------   ----------------    -----------------

Loss from operations                                 (66,679)           (102,310)           (47,846)          (1,587,227)

Equity in losses of Local
   Limited Partnerships (Note 2)                            -                   -           (15,297)             (28,903)

Gain on sale of Local
   Limited Partnership                                      -                   -                 -                     1

Interest income                                            43                 115                28                    57
                                            -----------------   -----------------   ----------------    -----------------

Net loss                                     $       (66,636)    $      (102,195)  $        (63,115)     $    (1,616,072)
                                            =================   =================   ================    =================

Net loss allocated to:
  General Partner                            $          (666)    $        (1,022)  $           (631)     $       (16,161)
                                            =================   =================   ================    =================

  Limited Partners                           $       (65,970)    $      (101,173)  $        (62,484)     $    (1,599,911)
                                            =================   =================   ================    =================

Net loss per Partnership Unit                $            (4)    $            (6)  $             (3)     $           (89)
                                            =================   =================   ================    =================

Outstanding weighted Partnership
    Units                                             18,000               18,000             18,000               18,000
                                            =================   =================   ================    =================

                 See accompanying notes to financial statements
                                       4

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2009
                                   (Unaudited)


                                                            General               Limited
                                                            Partner              Partners                Total
                                                         -----------------     ----------------   ----------------------

Partners' deficit at March 31, 2009                      $       (187,243)     $    (1,523,886)   $          (1,711,129)

Net loss                                                           (1,022)            (101,173)                (102,195)
                                                         -----------------     ----------------   ----------------------

Partners' deficit at September 30, 2009                  $       (188,265)     $    (1,625,059)   $          (1,813,324)
                                                         =================     ================   ======================

                 See accompanying notes to financial statements

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2009 and 2008
                                   (Unaudited)


                                                                              2009                      2008
                                                                        ------------------        ------------------

Cash flows from operating activities:
  Net loss                                                               $        (102,195)        $     (1,616,072)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
       Amortization                                                                      -                     3,992
       Equity in losses of Local Limited Partnerships                                    -                    28,903
       Impairment loss                                                                   -                 1,501,366
       Change in accrued fees and expenses due to
       General Partner and affiliates                                               68,458                    38,068
       Gain on sale of Local Limited Partnership                                         -                       (1)
                                                                        ------------------        ------------------

Net cash used in operating activities                                             (33,737)                  (43,744)
                                                                        ------------------        ------------------

Cash flows from investing activities:
       Distributions received from Local Limited Partnerships                            -                    39,572
       Proceeds from sale of investment in Local Limited
           Partnership                                                                   -                         1
                                                                        ------------------        ------------------
Net cash provided by investing activities                                                -                    39,573
                                                                        ------------------        ------------------

Net decrease in cash                                                              (33,737)                   (4,171)

Cash, beginning of period                                                          234,631                   228,980
                                                                        ------------------        ------------------
Cash, end of period                                                      $         200,894         $         224,809
                                                                        ==================        ==================

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION:

Taxes paid                                                               $               -         $               -
                                                                        ==================        ==================

                 See accompanying notes to financial statements
                                       6

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2009
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") is the general partner of the General Partner. The chairman and president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the Partnership has no employees of its own.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (Unaudited)

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period ("Compliance Period"), risks exist for potential recapture of prior Low Income Housing Tax Credits received.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

The Partnership currently has insufficient working capital to fund its operations. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2009.

Prior to the quarter ended September 30, 2009, the Partnership had sold its interests in three Local Limited Partnerships; Rosewood Apartments L.P., Venus Retirement Village Ltd. and Winters Investment Group. As of September 30, 2009 no additional Local Limited Partnership had been identified for disposition.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (Unaudited)

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

"Equity in losses of Local Limited Partnerships" for the periods ended September 30, 2009 and 2008 have been recorded by the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Generally Accepted Accounting Principles ("GAAP") for consolidation of variable interest entities, because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited
Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2009, all of the investment balances had reached zero.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2009 and March 31, 2009, the Partnership had no cash equivalents.

Reporting Comprehensive Income
------------------------------

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, the Financial Accounting Standards Board ("FASB") issued guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This requires the evaluation of tax positions  taken  or  expected  to be  taken  in the  course  of  preparing  the
Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted these standards effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of the standard was recorded.

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

Amortization
------------

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense was $0 and $3,992 during the six months ended September 30, 2009 and 2008, respectively.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------

Impairment
----------

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment's carrying amount to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value of the investment. For the six months ended September 30, 2009 and 2008 impairment expense related to investments in Local Limited Partnerships was $0 and $1,501,366, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on intangibles is measured by comparing the investments carrying amount after impairment and the related intangible assets to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. No impairment loss was recorded on the related intangibles during the periods presented.

In previous periods, when the value of the Partnership's investment in a Local Limited Partnership had been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships was impaired.

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:


                                                                         For the Six                 For the Year
                                                                         Months Ended                   Ended
                                                                      September 30, 2009            March 31, 2009
                                                                      -------------------         -------------------

  Investments per balance sheet, beginning of period                   $                -          $        1,740,459
  Equity in losses of Local Limited Partnerships                                        -                   (179,270)
  Distributions received from Local Limited Partnerships                                -                    (39,570)
  Impairment loss                                                                       -                 (1,513,635)
  Amortization of capitalized acquisition fees and costs                                -                     (7,984)
                                                                      -------------------         -------------------

  Investments per balance sheet, end of period                         $                -          $                -
                                                                      ===================         ===================

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the six months ended September 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                              2009                      2008
                                                      ----------------------     --------------------

  Revenue                                              $           1,801,000      $         2,000,000
                                                      ----------------------     --------------------
  Expenses:
     Operating expenses                                            1,306,000                1,455,000
     Interest expense                                                360,000                  387,000
     Depreciation and amortization                                   518,000                  558,000
                                                      ----------------------     --------------------

  Total expenses                                                   2,184,000                2,400,000
                                                      ----------------------     --------------------

  Net loss                                             $            (383,000)     $         (400,000)
                                                      ======================     ====================

  Net loss allocable to the Partnership                $            (379,000)     $         (395,000)
                                                      ======================     ====================

  Net loss recorded by the Partnership                 $                   -      $          (29,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Acquisition fees of up to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,620,000 as of September 30, 2009 and March 31, 2009.

(b) Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $194,019, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $194,019 as of September 30, 2009 and March 31, 2009.

                  WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

(c) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $80,670 and $89,768 were incurred during the six months ended September 30, 2009 and 2008, respectively. The Partnership paid the General Partners and or their affiliates $45,000 and $25,000 of those fees during the six months ended September 30, 2009 and 2008, respectively.

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

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $4,848 and $31,237 during the six months ended September 30, 2009 and 2008, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                  September 30, 2009            March 31, 2009
                                                                 ----------------------      ----------------------

Expenses paid by the General Partner or affiliates
   on behalf of the Partnership                                   $              35,455       $               2,666
Asset management fee payable                                                  1,978,763                   1,943,094
                                                                 ----------------------      ----------------------
   Total                                                          $           2,014,218       $           1,945,760
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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2009 consisted of $201,000 in cash. Liabilities at September 30, 2009 consisted of $2,014,000 of accrued annual management fees and amounts due for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008. The Partnership's net loss for the three months ended September 30, 2009 was $(67,000), reflecting an increase of $(4,000) from the $(63,000) net loss for the three months ended September 30, 2008. The increase in net loss was primarily due to the $(35,000) increase in legal and accounting fees due to a timing issue of the accounting work being performed. The impairment loss decreased by $6,000 compared to the three months ended September 30, 2008. The investment balance was impaired to zero in the prior year as the Local Limited Partnerships were considered not to have any residual value. Therefore, there was no impairment to record in the three months ended September 30, 2009. There was also a $4,000 decrease in asset management fees. These fees are calculated based on the invested assets, which decreased with the disposition of three Local Limited Partnerships late in the prior year. As Local Limited Partnerships are sold the invested assets decrease, thereby decreasing the asset management fees incurred. Amortization expense decreased by $2,000 as all of the acquisition fees and costs were written off during the year ended March 31, 2009 when the investment balance was reduced to zero. Total operating income increased by $4,000 due to the fact that Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was also a $15,000 decrease from equity in losses of Local Limited Partnerships. The investment balance was reduced to zero during the year ended March 31, 2009, therefore no further losses can be recorded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008. The Partnership's net loss for the six months ended September 30, 2009 was $(102,000), reflecting a decrease of $1,514,000 from the $(1,616,000) net loss for the six months ended September 30, 2008. The decrease in net loss was largely due to the $1,501,000 decrease in impairment loss. The investment balance was impaired to zero in the prior year as the Local Limited Partnerships were considered not to have any residual value. Therefore, there was no impairment to record in the current year. There was also a $9,000 decrease in asset management fees. These fees are calculated based on the invested assets, which decreased with the disposition of three Local Limited Partnerships late in the prior year. As Local Limited Partnerships are sold the invested assets decrease, thereby decreasing the asset management fees incurred. Amortization expense decreased by $4,000 as all of the acquisition fees and costs were written off during the year ended March 31, 2009 when the investment balance was reduced to zero. Total operating income increased by $5,000 due to the fact that Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The decrease in loss from operation was offset by a $(35,000) increase in legal and accounting fees due to a timing issue of the accounting work being performed. There was also a $29,000 decrease from equity in losses of Local Limited Partnerships. The investment balance was reduced to zero during the year ended March 31, 2009, therefore no further losses can be recorded.

Liquidity and Capital Resources

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008. Net cash used during the six months ended September 30, 2009 was $(34,000) compared to net cash used during the six months ended September 30, 2008 of $(4,000). The $(30,000) increase in net change in cash was primarily due to the fact that the payment of accrued asset management fees increased $(20,000) during the six months ended September 30, 2009.

During the six months ended September 30, 2009 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $68,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4T. Controls and Procedures

(a)      Disclosure controls and procedures
         -----------------------------------

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date:  November 9, 2009




By:  /s/ Melanie R. Wenk
     -------------------

Melanie R. Wenk
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 9, 2009