Form 10-Q
period 2010-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2010-08-09
CIK 892997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

*  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-23908

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

California	33-0531301
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)
 (714) 662-5565
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X      No ______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes _____  No      X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___ Non-accelerated filer     X     Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No      X

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
As of June 30, 2010 and March 31, 2010	3

Statements of Operations
For the Three Months Ended June 30, 2010 and 2009	4

Statement of Partners' Deficit
For the Three Months Ended June 30, 2010	5

Statements of Cash Flows
For the Three Months Ended June 30, 2010 and 2009	6

Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4T. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. (Removed and Reserved)	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

BALANCE SHEETS
(Unaudited)

	June 30, 2010	March 31, 2010

ASSETS

Cash	$184,538	$180,321
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$184,538	$180,321

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$1,993,014	$2,008,509

Partners’ Deficit:
General Partner	(188,217)	(188,414)
Limited Partners (30,000 Partnership Units
authorized; 18,000 Partnership Units issued and
outstanding)	(1,620,259)	(1,639,774)

Total Partners’ Deficit	(1,808,476)	(1,828,188)

Total Liabilities and Partners’ Deficit	$184,538	$180,321

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	Three Months	Three Months

Distribution income	$41,690	$-
Reporting fees	14,508	6,885

Total operating income	56,198	6,885

Operating expenses:
Asset management fees (Note 3)	33,377	40,335
Legal and accounting fees	1,939	803
Other	1,235	1,378

Total operating expenses	36,551	42,516

Income (loss) from operations	19,647	(35,631)

Interest income	65	72

Net income (loss)	$19,712	$(35,559)

Net income (loss) allocated to:
General Partner	$197	$(356)

Limited Partners	$19,515	$(35,203)

Net income (loss) per Partnership Unit	$1	$(2)

Outstanding weighted Partnership Units	18,000	18,000

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2010	$(188,414)	$(1,639,774)	$(1,828,188)

Net income	197	19,515	19,712

Partners’ deficit at June 30, 2010	$(188,217)	$(1,620,259)	$(1,808,476)

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$19,712	$(35,559)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in accrued fees and expenses due to
General Partner and affiliates	(15,495)	(2,483)

Net cash provided by (used in) operating activities	4,217	(38,042)

Net increase (decrease) in cash	4,217	(38,042)

Cash, beginning of period	180,321	234,631
Cash, end of period	$184,538	$196,589

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

Organization

WNC California Housing Tax Credits III, L.P., (the "Partnership"), is a California Limited Partnership formed under the laws of the State of California on October 5, 1992 and began operations on July 19, 1993.  The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the “General Partner”). WNC & Associates, Inc. (“Associates”) and Wilfred N. Cooper Sr. are the general partners of the General Partner.  The chairman and president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the Partnership has no employees of its own.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The proceeds from the disposition of any of the Local Limited Partnership Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

For the Quarterly Period Ended June 30, 2010
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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the Compliance Period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2011.

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

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2010.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2010, the Partnership sold its Limited Partnership interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P. and Tahoe Pines Apartments, L.P.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment is impaired. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2010, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2010 and March 31, 2010, the Partnership had no cash equivalents.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of the periods presented, the Partnership owns Local Limited Partnership interests in thirteen Local Limited Partnerships. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 484 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenue	$777,000	$900,000
Expenses:
Operating expenses	566,000	653,000
Interest expense	148,000	180,000
Depreciation and amortization	218,000	259,000

Total expenses	932,000	1,092,000

Net loss	$(155,000)	$(192,000)

Net loss allocable to the Partnership	$(153,000)	$(190,000)

Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $33,377 and $40,335 were incurred during the three months ended June 30, 2010 and 2009, respectively. The Partnership paid the General Partners and/or its affiliates $50,000 and $45,000 of those fees during the three months ended June 30, 2010 and 2009, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $2,046 and $0 during the three months ended June 30, 2010 and 2009.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2010	March 31, 2010

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$1,146	$18
Asset management fees payable	1,991,868	2,008,491
Total	$1,993,014	$2,008,509

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership’s future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings.  Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2010 consisted of $185,000 in cash. Liabilities at June 30, 2010, consisted of $1,993,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.  The Partnership’s net income for the three months ended June 30, 2010 was $20,000, reflecting an increase of $56,000 from the $(36,000) net loss for the three months ended June 30, 2009. The increase in net income was primarily due to a $42,000 increase in distribution income and a $8,000 increase in reporting fees.  Those fees can vary depending on when the Local Limited Partnership’s cash flow will allow for payment. The increase in net income is also due to a $7,000 decrease in asset management fees. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees incurred by the Partnership.

Liquidity and Capital Resources

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. Net cash provided in the three months ended June 30, 2010 was $4,000 compared to net cash used during the three months ended June 30, 2009 of $(38,000). The change of $42,000 was primarily due to the fact that during the three months ended June 30, 2010 the Partnership received $15,000 in reporting fees compared to only $7,000 received during the three month ended June 30, 2009, resulting in a $8,000 increase in cash. Additionally, distribution income increased by $42,000 resulting in a total increase of $49,000 in operating income. As explained above in the results of operations the reporting fees and distribution income are paid if the cash flow of the underlying Housing Complexes will allow for it.  During the three months ended June 30, 2010 the Partnership paid $(50,000) and $(2,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $(45,000) and $0 cash paid for accrued asset management fees and reimbursements due to the General Partner or affiliate for the three months ended June 30, 2009, respectively. Each quarter, management evaluates the cash position of the Partnership and determines if payments will be made to the General Partner and/or affiliates.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2010 accrued payables, which consist primarily of related party asset management fees due to the General Partner or affiliates, decreased by $15,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. However, Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2011.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and has no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies. The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.                      Other Information

Item 1.                      Legal Proceedings

                   NONE

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

                                   NONE

Item 3.                      Defaults Upon Senior Securities

                   NONE

Item 4.                      (Removed and Reserved)

                   NONE

Item 5.                      Other Information

                   NONE

Item 6.  Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.  (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of.  (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer.  (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer.  (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:  WNC Tax Credit Partners III                                                                           General Partner

By:  /s/ Wilfred N. Cooper Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: August 6, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: August 6, 2010