Form 10-Q
period 2010-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2010-11-10
CIK 892997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes       X      No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ___No      X

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2010 and March 31, 2010	3

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2010 and 2009	4

Condensed Statement of Partners' Deficit
For the Six Months Ended September 30, 2010	5

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2010 and 2009	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4T. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010

ASSETS

Cash	$165,222	$180,321
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$165,222	$180,321

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$1,995,615	$2,008,509

Partners’ Deficit:
General Partner	(188,436)	(188,414)
Limited Partners (30,000 Partnership Units
authorized; 18,000 Partnership Units issued and
outstanding)	(1,641,957)	(1,639,774)

Total Partners’ Deficit	(1,830,393)	(1,828,188)

Total Liabilities and Partners’ Deficit	$165,222	$180,321

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010		2009
	Three Months	Six Months	Three Months	Six Months

Distribution income	$-	$41,690	$-	$-
Reporting fees	13,897	28,405	9,111	15,996

Total operating income	13,897	70,095	9,111	15,996

Operating expenses:
Asset management fees (Note 3)	33,023	66,400	40,335	80,670
Legal and accounting fees	27,802	29,741	35,372	36,175
Other	28	1,263	83	1,461

Total operating expenses	60,853	97,404	75,790	118,306

Loss from operations	(46,956)	(27,309)	(66,679)	(102,310)

Gain on sale of investments in Local Limited Partnership	25,000	25,000	-	-

Interest income	39	104	43	115

Net loss	$(21,917)	$(2,205)	$(66,636)	$(102,195)

Net loss allocated to:
General Partner	$(219)	$(22)	$(666)	$(1,022)

Limited Partners	$(21,698)	$(2,183)	$(65,970)	$(101,173)

Net loss per Partnership Unit	$(1)	$0	$(4)	$(6)

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2010	$(188,414)	$(1,639,774)	$(1,828,188)

Net loss	(22)	(2,183)	(2,205)

Partners’ deficit at September 30, 2010	$(188,436)	$(1,641,957)	$(1,830,393)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(2,205)	$(102,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investment in Local Limited Partnership	(25,000)	-
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(12,894)	68,458

Net cash used in operating activities	(40,099)	(33,737)

Cash flows from investing activities:
Proceeds from sale of investment in Local Limited Partnership	25,000	-
Net cash provided by investing activities	25,000	-

Net decrease in cash	(15,099)	(33,737)

Cash, beginning of period	180,321	234,631

Cash, end of period	$165,222	$200,894

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The proceeds from the disposition of any of the Local Limited Partnership Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the Partnership.  The sale of a Housing Complex may be subject to other restrictions and obligations. According, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2011.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2010.

On September 1, 2010, the Partnership sold its Local Limited Partnership Interest in Candleridge Apartments of Perry L.P. II (“Candleridge”) to the Local General Partner.  Candleridge was appraised at $259,000 and had a mortgage note balance of $655,000. The Local Limited Partnership Interest was sold for $25,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $19,854 of accrued asset management fees, $1,146 of reimbursements of operating expenses to the General Partner and affiliates while the remaining $4,000 is being retained in reserves for future operating expenses.  The Partnership’s investment balance was zero at September 30, 2010, therefore a gain of $25,000 was recorded for the three months ended September 30, 2010.  No cash distribution will be made to the Limited Partners.  The compliance period has expired so there is no risk of recapture.

As of March 31, 2010, the Partnership sold its Limited Partnership interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P. and Tahoe Pines Apartments, L.P.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.   If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were amortized over 27.5 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss to these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2010, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2010 and March 31, 2010, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in 12 and 13 Local Limited Partnerships, respectively.  As of September 30, 2010 and March 31, 2010, these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 460 and 484 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009

Revenue	$1,479,000	$1,801,000
Expenses:
Operating expenses	1,095,000	1,306,000
Interest expense	272,000	360,000
Depreciation and amortization	419,000	518,000

Total expenses	1,786,000	2,184,000

Net loss	$(307,000)	$(383,000)

Net loss allocable to the Partnership	$(304,000)	$(379,000)

Net loss recorded by the Partnership	$-	$-

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Fees of $66,400 and $80,670 were incurred during the six months ended September 30, 2010 and 2009, respectively.  The Partnership paid the General Partner and or its affiliates $80,045 and $45,000 of those fees during the six months ended September 30, 2010 and 2009, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $30,252 and $4,848 during the six months ended September 30, 2010 and 2009, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2010	March 31, 2010

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$770	$18
Asset management fee payable	1,994,845	2,008,491
Total	$1,995,615	$2,008,509

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2010 consisted of $165,000 in cash.  Liabilities at September 30, 2010 consisted of $1,996,000 of accrued annual management fees and amounts due for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009. The Partnership’s net loss for the three months ended September 30, 2010 was $(22,000), reflecting a decrease of $45,000 from the $(67,000) net loss for the three months ended September 30, 2009. The decrease in net loss was primarily due to the $25,000 gain on sale of investment in Local Limited Partnership for the three months ended September 30, 2010.  The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations.   There was also an $8,000 decrease in legal and accounting fees due to the timing of the accounting work being performed.  Additionally there was a $7,000 decrease in asset management fees. These fees are calculated based on the invested assets, which decreased with the dispositions of Local Limited Partnerships in the prior year.  As Local Limited Partnerships are sold the invested assets decrease, thereby decreasing the asset management fees incurred.  The reporting fees increased by $5,000 due to the fact that Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009. The Partnership’s net loss for the six months ended September 30, 2010 was $(2,000), reflecting a decrease of $100,000 from the $(102,000) net loss for the six months ended September 30, 2009. The decrease in net loss was partially due to the $25,000 gain on sale of investment in Local Limited Partnerships during the six months ended September 30, 2010.  The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations.  There was also a $14,000 decrease in asset management fees. These fees are calculated based on the invested assets, which decreased with the dispositions of Local Limited Partnerships in the prior year.  As Local Limited Partnerships are sold the invested assets decrease, thereby decreasing the asset management fees incurred.  The distribution income and reporting fees increased by $42,000 and $12,000, respectively, for the six months ended September 31, 2010 due to the fact that Local Limited Partnerships pay distribution income and reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was also a $6,000 decrease in legal and accounting fees due to the timing of the accounting work being performed.

Liquidity and Capital Resources

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009. The net cash used during the six months ended September 30, 2010 was $(15,000) compared to net cash used during the six months ended September 30, 2009 of $(34,000).  The $19,000 decrease in net change in cash was due to the Partnership receiving $25,000 for the disposition of an investment of a Local limited Partnership during the six months ended September 30, 2010 compared to no cash received for dispositions during the six months ended September 30, 2009.  Distribution income and reporting fees increased by $42,000 and $12,000, respectively during the six months ended September 30, 2010.  The distribution income and reporting fees can vary from period to period depending on the Local Limited Partnerships’ cash flow.  Those increases in cash were partially offset by an increase of $(35,000) in cash paid for asset management fees as well as an increase of $(25,000) in cash paid to the General Partner or an affiliate for reimbursements of operating expenses which were paid on behalf of the Partnership.

During the six months ended September 30, 2010 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, decreased by $13,000.  The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2011.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: November 10, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 10, 2010