Form 10-K
period 2011-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2011-06-28
CIK 892997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

       (Mark One)

  ☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

OR

        □TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the transition period from ___________ to _____________

Commission file number: 0-23908

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(Exact name of registrant as specified in its charter)

California	33-0563307
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle 92614-6404	92614-6404
Irvine, CA	(Zip Code)
(Address of principal executive offices

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
Yes_____ No___X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No           X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Smaller reporting company_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____ No__X__

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits III, L.P. (the "Partnership") is a California limited partnership formed under the laws of the State of California on October 5, 1992.  The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership or operating agreement (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the “General Partner”).  WNC & Associates, Inc. (“Associates”) is the general partner of WNC Tax Credit Partners III, L.P.  The chairman and president of Associates owns all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”), on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering on July 22, 1994, a total of 18,000 Partnership Units representing $18,000,000 had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners.”

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective was to provide its Limited Partners with Low Income Housing Tax Credits.  The Partnership's principal business therefore consisted of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owned and operated a Housing Complex which will qualified for the Low Income Housing Tax Credits.  In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture.  The Partnership is seeking to sell its Local Limited Partnership Interests.  Nonetheless, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership dated October 5, 1992 (the "Partnership Agreement"), will be accomplished in the near term. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests.  If a Local Limited Partnership Interest or the related Housing Complex is not sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex.

The Partnership originally invested in eighteen Local Limited Partnerships, seven of which have been sold or otherwise disposed of as of March 31, 2011.  Each of these Local Limited Partnerships owns or owned a Housing Complex that was eligible for the Federal Low Income Housing Tax Credit and eight of them were eligible for the California Low Income Housing Tax Credit.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period must satisfy the “reasonable belief” test outlined above to avoid recapture.  The Compliance Period for each of the Partnership’s remaining Housing Complexes is set forth in Item 2 hereof.

The following table reflects the 15-year compliance period of the eleven Housing Complexes:

Expiration Date for 15-year compliance period
Local Limited Partnership Name	15-year Expiration Date

Almond Garden Apartment Associates	2009
Almond View Apartments, Ltd.	2010
Buccaneer Associates, Limited	2008
Colonial Village Roseville	2010
Dallas County Housing, Ltd.	2009
La Paloma del Sol Limited Partnership	2009
Memory Lane Limited Partnership	2009
Old Fort Limited Partnership	2008
Orosi Apartments, Ltd.	2009
Sun Manor, L.P.	2009
Walnut - Pixley, L.P.	2009

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

As of March 31, 2010, the Partnership had sold its Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P. and Tahoe Pines Apartments, L.P.

During the year ended March 31, 2011, the Partnership sold its Local Limited Partnership Interest in Candleridge Apartments of Perry L.P. II (“Candleridge”) to the Local General Partner. Candleridge was appraised at $259,000 and had a mortgage note balance of $655,000 as of December 31, 2009. The Local Limited Partnership Interest was sold for $25,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $19,854 of accrued asset management fees, $1,146 of reimbursements of operating expenses to the General Partner and affiliates while the remaining $4,000 is being retained in reserves for future operating expenses.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain of $25,000 was recorded for the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners.  The Compliance Period has expired so there is no risk of recapture.

During the year ended March 31, 2011, the Partnership sold its Local Limited Partnership Interest in Nueva Sierra Vista Associates, L.P. (“Nueva Sierra”) to an affiliate of the Local General Partner.  Nueva Sierra was appraised at $445,000 and had an outstanding debt balance of $1,623,000 as of December 31, 2009. The Local Limited Partnership Interest was sold for $32,600 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $28,600 of accrued asset management fees while the remaining $4,000 is being retained in reserves for future operating expenses.  The Partnership’s investment balance was zero at the time of sale, therefore a gain of $32,600 was recorded for the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners.  The Compliance Period has expired so there is no risk of recapture.

As of March 31, 2011 two Local Limited Partnerships, Walnut – Pixley, L.P. (Walnut-Pixley) and Orosi Apartments, Ltd. (Orosi), have been identified for disposition.  A related entity to the Local General Partner of Walnut-Pixley is currently reviewing contracts to purchase the Partnership’s limited partner interest for $265,164.  The Limited Partnership Agreement has an Option to Purchase Clause and the Local General Partner has chosen to exercise that option.  The property was appraised for a value of $1,800,000 , the mortgage debt as of December 31, 2010 was $1,423,143 and $195,376 was due to the Local General Partner.  There are replacement reserves of $83,683 which would remain with the seller, all of which nets to the sales price of $265,164.  The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.  The anticipated closing date is June 30, 2011.

The second Local Limited Partnership that has been identified for disposition is Orosi Apartment, Ltd. (“Orosi”).  Consistent with the investment objectives of the Partnership, the Housing Complex qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period.  The credit period has expired, and no further credits are being generated by the Housing Complex.  The Compliance Period has also expired, so there will be no credit recapture upon the transfer of the Local Limited Partnership.  On March 11, 2011, the Partnership filed preliminary solicitation material to the Securities and Exchange Commission (“SEC”) for the written consent of the Limited Partners for the commencement of disposition.  The preliminary material was then amended on March 18, 2011.  Definitive materials were filed on March 24, 2011.  The disposition was approved with the majority of the votes.

The total sales price including replacement reserves is approximately $1,897,000 with anticipated disbursement of those proceeds as follows:  the General Partner of Orosi will be paid approximately $72,000 in sales preparation fees, $1,755,000 will be used to pay off the outstanding mortgages and approximately $36,000 in selling costs were paid.  It is also anticipated that Orosi will have a remaining cash balance of approximately $41,000 after all of its outstanding obligations are paid, which leaves $75,000 in cash proceeds.  That remaining $75,000 will be distributed to the Partnership.  The Partnership’s investment balance is zero at March 31, 2011. Accordingly, a gain of $75,000 will be recorded during the quarter ended June 30, 2011. The $75,000 in cash proceeds will be used to fund the Partnership’s reserves, pay accrued asset management fees and reimburse the General Partner or an affiliate for operating expenses paid on its behalf.  No funds will be distributed to the Limited Partners.

Item 1A.  Risk Factors

Set forth below are the risks the Partnership believes are the most significant to the Limited Partners.  The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time.  This section contains some forward-looking statements.  For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

a.	Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

Sales of Housing Complexes are subject to limitations which may impact a Local Limited Partnership’s ability to sell its Housing Complex.  Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located.  The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing.  Under Federal law, the commitment must be for at least 30 years.  The commitment, actually agreed to, may be significantly longer than 30 years.  In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years.  On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period.  This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes.  The sale of a Housing Complex may be subject to other restrictions.  For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any amount of cash will be distributed to the Limited Partners.  The Partnership would first use sale proceeds to pay obligations of the Partnership.  As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

As part of the recently enacted health care legislation, Congress has codified the economic substance doctrine. Because of its recent enactment, the full reach of this provision is unclear.  Inasmuch as Housing Complexes might offer no benefit to a purchaser other than tax benefits, it is possible that the economic substance doctrine could be interpreted to limit deduction of tax losses from Housing Complexes, which would be expected to have a significant adverse effect on the sale value of the Housing Complexes and the Local Limited Partnership Interests.

b.	Risks related to investment in Local Limited Partnerships and Housing Complexes

Because the Partnership has few investments, each investment will have a great impact on the Partnership’s results of operations.  Any single Housing Complex experiencing poor operating performance, or impairment of value will have a significant impact upon the Partnership as a whole.

The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership’s investment therein by incurring mortgage debt.  A Local Limited Partnership’s revenues could be less than its debt payments and taxes and other operating costs.  If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure.  The same results could occur if government subsidies ceased.  Foreclosure would result in a loss of the Partnership’s capital invested in the Housing Complex.  If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership’s ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment.  Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

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

•
Obtaining tenants for the Housing Complexes.  Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

•	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
•
Limitations on cash distributions.  The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

•
Limitations on sale or refinancing of the Housing Complexes.  A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

•
Limitations on transfers of interests in Local Limited Partnerships.  The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender.  The lender may withhold such approval in the discretion of the lender.  Approval may be subject to conditions.

•
Limitations on removal and admission of Local General Partners.  The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority.  Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender.  Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

•
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

•	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
•
Limited Partners may not receive distributions if Housing Complexes are sold.  There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex.  The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnership levels which must be paid at such time.  If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable.  These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters.  If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property.  Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property.  A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time.  Any liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years.  Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations.  There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership.  The General Partner has not established a minimum net worth requirement for the Local General Partners.  Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership.  Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

Fluctuating economic conditions can reduce the value of real estate.  The Partnership’s principal business objective is providing its Limited Partners with low income housing tax credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships.    In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future low income housing tax credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships.  For all periods presented, the Partnership had reduced the carrying amount to $0 with respect to all of its investments.

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

•	the general and local job market,
•	the availability and cost of mortgage financing,
•	monetary inflation,
•	tax, environmental, land use and zoning policies,
•	the supply of and demand for similar properties,
•	neighborhood conditions,
•	the availability and cost of utilities and water.

c.	Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks.  Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters.  No legal opinion is obtained regarding matters:

•	the determination of which depends on future factual circumstances,
•	which are peculiar to individual Limited Partners, or
•	which are not customarily the subject of an opinion.

The more significant of these matters include:

•
allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,

•	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
•	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits, and
•
applying to any specific Limited Partner the limitation on the use of tax credits and tax losses.  Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership.  The courts could sustain an IRS challenge.  An IRS challenge, if successful, could have a detrimental effect on the Partnership’s ability to realize its investment objectives.

Passive activity rules will limit deduction of the Partnership’s losses and impose tax on interest income.   The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate.  An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities.  An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest.  These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

The Partnership may earn interest income on its reserves and loans.  The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income.  Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

At risk rules might limit deduction of the Partnership’s losses.  If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership.  The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

•	the amount of cash the Limited Partner invests in the Partnership, and
•	the Limited Partner’s share of Partnership qualified nonrecourse financing.

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

Tax liability on sale of Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale.  When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

•	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
•	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

•	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and
•
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

An audit of the Partnership or a Local Limited Partnership also could result in an audit of a Limited Partner.  An audit of a Limited Partner’s tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items.  The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership.  Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect.  Substantial economic effect is a highly-technical concept.  The fundamental principle is two-fold.  If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden.  Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit.  If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

•	between the Limited Partners and the General Partner,
•	among the Limited Partners, or
•	between the Partnership and a Local General Partner.

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

Tax liabilities could arise in later years of the Partnership.  After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses.  A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

•	unused passive losses from the Partnership or other investments, or
•	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

•	should be deductible over a longer period of time or in a later year,
•	are excessive and may not be capitalized or deducted in full,
•	should be capitalized and not deducted, or
•	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

•	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
•	the adjusted basis of a Housing Complex used to compute depreciation,
•	the correct deduction of fees,
•	the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated Low Income Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

Changes in tax law might reduce the value of Low Income Housing Tax Credits. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits.  In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses.  These tax losses generally were used to reduce an investor’s income from all sources on a dollar-for-dollar basis.  Investments in low income housing were made in reliance on the availability of such tax benefits.  However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

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

d.	Risks related to the Partnership and the Partnership Agreement

The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports.  In some instances, the delay has been substantial.  Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner.  There cannot be any assurance that the Local General Partners will satisfy these obligations.  If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports.  That would impact the Limited Partners’ ability to monitor Partnership operations.  The Partnership’s failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership.  The failure to file could also result in sanctions imposed by the SEC.  Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

Lack of liquidity of investment.  There is no public market for the purchase and sale of  Partnership Units, and it is unlikely that one will develop.  Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price.  Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years.  Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market.  The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer.  The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

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

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority.  The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

•	remove the General Partner and elect a replacement general partner,
•	amend the Partnership Agreement,
•	terminate the Partnership.

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

Associates and its affiliates are serving as the general partners of many other partnerships.  Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership.  These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership’s capital in Local Limited Partnerships.

The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates.  The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership.  The General Partner and its affiliates receive substantial compensation from the Partnership.  The General Partner decides how the Partnership’s investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner’s share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that the Partnership may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership.   However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased by approximately $18,000, $65,000 and $129,000 for the years ended March 31, 2011, 2010 and 2009, respectively.  The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $94,000 for the year ended March 31, 2012 and approximately $88,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the eleven Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnerships

Almond Garden Apartment Associates	Delhi, California	Anthony Donovan	$ 391,000	$ 391,000	34	$ 807,000	$ 1,310,000

Almond View Apartments, Ltd.	Stockton, California	Daniel C. Logue and Cyrus Youssefi	1,639,000	1,639,000	72	3,523,000	1,650,000

Buccaneer Associates, Limited	Fernandia Beach, Florida	Clifford E. Olsen	365,000	365,000	48	768,000	1,401,000

Colonial Village Roseville	Roseville, Calfornia	S.P. Thomas Company of Northern California Inc. and Project Go, Inc.	2,811,000	2,811,000	56	5,872,000	1,557,000

Dallas County Housing, Ltd.	Orrville, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	130,000	130,000	19	287,000	584,000

La Paloma del Sol Limited Partnership	Deming, New Mexico	Dean Greenwalt	254,000	254,000	38	625,000	1,347,000

Memory Lane Limited Partnership	Yankton, South Dakota	Skogen - Peterson, Inc.	151,000	151,000	18	295,000	640,000

Old Fort Limited Partnership	Hidalgo, Texas	Alan Deke Noftsker and ABO Corporation	249,000	249,000	40	547,000	1,211,000

Orosi Apartments, Ltd. (1)	Orosi, California	Douglas W. Young	461,000	461,000	42	902,000	1,754,000

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnerships

Sun Manor, L.P.	Itta Bena, Mississippi	Glenn D. Miller	230,000	230,000	36	464,000	1,001,000

Walnut - Pixley, L.P. (1)	Orange, California	Walnut - Pixley, Inc.	1,078,000	1,078,000	22	2,309,000	$742,000

			$7,759,000	$7,759,000	425	$16,399,000	$13,197,000

(1)	The Local Limited Partnership has been identified for sale as of March 31, 2011.

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Almond Garden Apartment Associates	207,000	(56,000)	N/A

Almond View Apartments, Ltd.	290,000	(252,000)	N/A

Buccaneer Associates, Limited	307,000	(35,000)	N/A

Colonial Village Roseville	572,000	(58,000)	N/A

Dallas County Housing, Ltd.	97,000	2,000	N/A

La Paloma del Sol Limited Partnership	210,000	(5,000)	N/A

Memory Lane Limited Partnership	98,000	(8,000)	N/A

Old Fort Limited Partnership	257,000	(6,000)	N/A

Orosi Apartments, Ltd.	258,000	(19,000)	N/A

Sun Manor, L.P.	203,000	(29,000)	N/A

Walnut - Pixley, L.P.	185,000	(16,000)	N/A

	$2,684,000	$(482,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

WNC California Housing Tax Credit Fund III, L.P.
March 31, 2011			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Almond Garden Apartment Associates	Delhi, California	Anthony Donovan	97%	100%	100%	100%	97%

Almond View Apartments, Ltd.	Stockton, California	Daniel C. Logue and Cyrus Youssefi	88%	85%	94%	94%	94%

Buccaneer Associates, Limited	Fernandia Beach, Florida	Clifford E. Olsen	92%	96%	96%	98%	100%

Candleridge Apartments of Perry L.P. II	Perry, Iowa	Eric A. Sheldahl	N/A	92%	96%	96%	96%

Colonial Village Roseville	Roseville, California	S.P. Thomas Company of Northern California Inc. and Project Go, Inc.	100%	93%	95%	98%	93%

Dallas County Housing, Ltd.	Orrville, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	84%	84%	84%	84%	79%

La Paloma del Sol Limited Partnership	Deming, New Mexico	Dean Greenwalt	97%	100%	95%	95%	95%

Memory Lane Limited Partnership	Yankton, South Dakota	Skogen - Peterson, Inc.	100%	100%	100%	100%	100%

Nueva Sierra Vista Associates	Richgrove, California	Self-Help Enterprises, Inc. and Nueva Sierra Vista Corporation	N/A	91%	100%	100%	100%

WNC California Housing Tax Credits III, L.P.
March 31, 2011			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Old Fort Limited Partnership	Hidalgo, Texas	Alan Deke Noftsker and ABO Corporation	93%	100%	93%	100%	95%

Orosi Apartments, Ltd.	Orosi, California	Douglas W. Young	93%	93%	95%	86%	95%

Parlier Garden Apts.	Parlier, California	David J. Micheal and Professional Apartment Management, Inc.	N/A	100%	100%	100%	100%

Rosewood Apartments Limited Partnership	Superior, Wisconsin	Duffy Development Company, Inc.	N/A	N/A	N/A	95%	95%

Sun Manor, L.P.	Itta Bena, Mississippi	Glenn D. Miller	100%	100%	100%	89%	100%

Tahoe Pines Apartments	South Lake Tahoe, California	David J. Michael, Bucky Fong, Dean Pearson, Coy Elvis and Dr. Patricia Hatton	N/A	86%	96%	89%	96%

Venus Retirement Village, Ltd.	Venus, Texas	W. Joseph Chamy	N/A	N/A	100%	96%	96%

Walnut - Pixley, L.P.	Orange, California	Walnut - Pixley, Inc.	91%	91%	100%	95%	100%

Winters Investment Group	Winters, California	John P. Casper	N/A	N/A	100%	97%	100%
		Weighted Average	94%	94%	97%	95%	96%

N/A - The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3.  Legal Proceedings

NONE

Item 4.  (Removed and Reserved)

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)
The Partnership Units are not traded on a public exchange but were sold through a public offering.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2011, there were 906 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide operating cash distributions to Limited Partners.  It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership.  There can be no assurance in this regard.  Any distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2011, 2010 and 2009 the Partnership did not make any cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2011.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2011	2010	2009	2008	2007

ASSETS
Cash	$173,114	$180,321	$234,631	$228,980	$239,164
Investments in Local Limited Partnerships, net	-	-	-	1,740,459	1,815,552

Total Assets	$173,114	$180,321	$234,631	$1,969,439	$2,054,716

LIABILITIES
Accrued fees and expenses
due to General Partner and affiliates	$2,029,485	$2,008,509	$1,945,760	$1,841,301	$1,686,278

PARTNERS' EQUITY (DEFICIT)	(1,856,371)	(1,828,188)	(1,711,129)	128,138	368,438

Total Liabilities and Partners’ Equity (Deficit)	$173,114	$180,321	$234,631	$1,969,439	$2,054,716

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,

	2011	2010	2009	2008	2007

Loss from operations	$(86,012)	$(215,733)	$(1,700,157)	$(206,166)	$(203,083)
Equity in losses of Local Limited Partnerships	-	-	(179,270)	(34,537)	(34,921)
Gain on sale of Local Limited Partnerships	57,600	98,423	40,001	-	-
Interest income	229	251	159	403	1,142
Net loss	$(28,183)	$(117,059)	$(1,839,267)	$(240,300)	$(236,862)

Net loss allocated to:
General Partner	$(282)	$(1,171)	$(18,393)	$(2,403)	$(2,369)

Limited Partners	$(27,901)	$(115,888)	$(1,820,874)	$(237,897)	$(234,493)

Net loss per Partnership Unit	$(1.55)	$(6.44)	$(101.16)	$(13.22)	$(13.03)
Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000	18,000

Note 1 – Net loss for the years ended March 31, 2011, 2010, 2009,  2008 and  2007  includes a charge for impairment losses and write-off of acquisition cost and fees on investments in Local Limited Partnerships of $0, $0, $1,513,635, $0 and $0,  respectively.

	For the Years Ended March 31,

	2011	2010	2009	2008	2007

Net cash provided by (used in):
Operating activities	$(64,807)	$(152,733)	$(73,920)	$(42,224)	$(46,786)
Investing activities	57,600	98,423	79,571	32,040	32,040

Net change in cash	(7,207)	(54,310)	5,651	(10,184)	(14,746)

Cash, beginning of period	180,321	234,631	228,980	239,164	253,910

Cash, end of period	$173,114	$180,321	$234,631	$228,980	$239,164

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2011	2010	2009	2008	2007

Federal	$-	$-	$-	$-	$-
State	-	-	-	-	-

Total	$-	$-	$-	$-	$-

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-K contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership’s future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, changes in law rules and regulations, and legal proceedings.  Historical results are not necessarily indicative of the operating results for any future period.

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

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership’s most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership’s reported financial results, and certain of the Partnership’s risks and uncertainties.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 27.5 years. (See Notes 2 and 3 to the financial statements)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted Generally Accepted Accounting Principles (GAAP) for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

All of the Low Income Tax Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future.  Until all Local Limited Partnerships have completed the Compliance Period, risks exist for potential recapture of prior Low Income Housing Tax Credits.

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

Financial Condition

The Partnership’s assets at March 31, 2011 consisted of $173,000 in cash. Liabilities at March 31, 2011 consisted of $2,029,000 of accrued fees and expenses due to the General Partner and affiliates. (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010  The Partnership’s net loss for the year ended March 31, 2011 was $(28,000), reflecting a decrease of $89,000 from the net loss of $(117,000) for the year ended March 31, 2010.   During the year ended March 31, 2011 the Partnership experienced a $58,000 gain on sale of Local Limited Partnerships compared to a gain of $98,000 during the year ended March 31, 2010.  The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold.   The reporting fees increased by $13,000 while the distribution income increased by $47,000. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The accounting and legal fees decreased by $39,000 due to the timing of the accounting work performed.  The annual asset management fees decreased by $32,000 due to the fact that the fees are calculated based on the value of the invested assets, which decreased as a result of the sales of Local Limited Partnerships.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The Partnership’s net loss for the year ended March 31, 2010 was $(117,000), reflecting a decrease of $1,722,000 from the net loss of $(1,839,000) for the year ended March 31, 2009.  The primary factor contributing to the decrease in net loss was the $(1,514,000) impairment loss recorded for the year ended March 31, 2009 compared to no impairment loss recorded for the year ended March 31, 2010. The significant decrease is due to the fact that all investment balances in Local Limited Partnerships were zero as of March 31, 2009, therefore no impairment analysis was necessary for the year ended March 31, 2010. During the year ended March 31, 2010 the Partnership experienced a $98,000 gain on the sale of two Local Limited Partnerships compared to gains of $40,000 for the year ended March 31, 2009.  The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold.   The reporting fees increased by $8,000 while the distribution income decreased by $(7,000). Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships cash flow will allow for the payment.  The legal and accounting expenses increased by $(61,000), due to the timing of the accounting and legal work being performed.   The equity in losses of Local Limited Partnerships decreased by $179,000 from $(179,000) for the year ended March 31, 2009 to $0 for the year ended March 31, 2010. As of March 31, 2009 all investment balances in Local Limited Partnerships reached zero therefore no additional losses can be recorded.   The annual asset management fees decreased by $20,000 due to the fact that the fees are calculated based on the value of the invested assets, which decreased as a result of sales of Local Limited Partnerships.

Liquidity and Capital Resources

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The net decrease in cash during the year ended March 31, 2011 was $(7,000) compared to a net decrease in cash for the year ended March 31, 2010 of $(54,000).  There was a decrease of $(40,000) in proceeds from sale of Local Limited Partnerships during the year ended March 31, 2011. During the year ended March 31, 2011, proceeds of $58,000 were received by the Partnerships compared to $98,000 of proceeds received during the year ended March 31, 2010.  The sales price, and therefore the gains, of the Local Limited Partnerships will vary depending on the value of the underlying Housing Complex compared to the outstanding debt owed on the Housing Complex.  During the year ended March 31, 2011, $79,000 of distribution income and reporting fees were received from Local Limited Partnerships compared to $18,000 received during the year ended March 31, 2010.  Distributions and reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.    The Partnership reimbursed the General Partner or an affiliate $(35,000) of operating expenses that were paid on the Partnership’s behalf compared to $(78,000) reimbursed during the year ended March 31, 2010. The Partnership also paid the General Partner or an affiliate $(109,000) in accrued asset management fees for the year ended March 31, 2011 compared to $(94,000) paid during the year ended March 31, 2010.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The net decrease in cash during the year ended March 31, 2010 was $(54,000) compared to a net increase in cash for the year ended March 31, 2009 of $6,000.  The decrease in the change in cash of $(60,000) was due to an increase of $58,000 in proceeds from the sale of Local Limited Partnership Interests during the year ended March 31, 2010 of $98,000 compared to $40,000 of proceeds received during the year ended March 31, 2009.  The sales price of the Local Limited Partnership Interest will vary depending on the value of the underlying property compared to the outstanding debt owing on the Housing Complex.  The increase in the gain on sale of the Local Limited Partnerships was partially offset by the $40,000 received in distributions from Local Limited Partnerships during the year ended March 31, 2009 compared to no such distributions received during the year ended March 31, 2010.  Distributions received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.    The Partnership paid the General Partner or an affiliate $(78,000) for reimbursements of operating expenses that were paid on the Partnership’s behalf compared to only $(41,000) paid during the year ended March 31, 2009. The Partnership also paid the General Partner or an affiliate $(94,000) in asset management fees for the year ended March 31, 2010 compared to $(50,000) for the year ended March 31, 2009.  The increase in fees paid was due to the fact that the Partnership had received proceeds during both year ends for the disposition of certain Local Limited Partnership Interests.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $21,000, $63,000 and $104,000 for the years ended March 31, 2011, 2010 and 2009, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total

Asset management fees (1)	$2,123,281	$87,969	$87,969	$87,969	$87,969	$2,990,946	$5,466,103
Total contractual cash obligations	$2,123,281	$87,969	$87,969	$87,969	$87,969	$2,990,946	$5,466,103

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2011 have been included in the 2012 column. The projected asset management fees do not include Waltnut-Pixley, L.P. and Orosi Apartments L.P. due to the fact that these two Local Limited Partnerships are expected to be sold during the first quarter of the year ended March 31, 2012. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnerships has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of Recent Accounting Pronouncements

See footnote 1 to the financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners
WNC California Housing Tax Credits III, L.P.

We have audited the accompanying balance sheets of WNC California Housing Tax Credits III, L.P.  (a California Limited Partnership) (the Partnership) as of March 31, 2011 and 2010, and the related statements of operations, partners’ deficit and cash flows for each of the years in the three-year period ended March 31, 2011.  The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P.  (a California Limited Partnership) as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/Reznick Group, P.C

Bethesda, Maryland
June 27, 2011

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

BALANCE SHEETS

	March 31

	2011	2010
ASSETS

Cash	$173,114	$180,321
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$173,114	$180,321

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$2,029,485	$2,008,509

Partners’ deficit:
General Partner	(188,696)	(188,414)
Limited Partners (30,000 Partnership Units authorized; 18,000 Partnership Units issued and outstanding)	(1,667,675)	(1,639,774)

Total partners’ deficit	(1,856,371)	(1,828,188)

Total Liabilities and Partners’ Deficit	$173,114	$180,321

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
For the years ended March 31, 2011, 2010 and 2009

	For the Years Ended March 31
	2011	2010	2009

Reporting fees	$20,733	$7,299	$-
Distribution income	58,086	10,784	18,329

Total income	78,819	18,083	18,329

Operating expenses and loss:
Amortization (Notes 2 and 3)	-	-	7,984
Asset management fees (Note 3)	126,540	159,020	178,612
Impairment loss (Note 2)	-	-	1,513,635
Accounting and legal fees	32,456	71,265	10,589
Other	5,835	3,531	7,666

Total operating expenses and loss	164,831	233,816	1,718,486

Loss from operations	(86,012)	(215,733)	(1,700,157)

Equity in losses of Local Limited Partnerships (Note 2)	-	-	(179,270)

Gain on sale of Local Limited Partnerships	57,600	98,423	40,001

Interest income	229	251	159

Net loss	$(28,183)	$(117,059)	$(1,839,267)

Net loss allocated to:
General Partner	$(282)	$(1,171)	$(18,393)

Limited Partners	$(27,901)	$(115,888)	$(1,820,874)

Net loss per Partnership Unit	$(1.55)	$(6.44)	$(101.16)

Outstanding weighted Partnership Units	18,000	18,000	18,000

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ DEFICIT
For the years ended March 31, 2011, 2010 and 2009

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(168,850)	$296,988	$128,138

Net loss	(18,393)	(1,820,874)	(1,839,267)

Partners’ deficit at March 31, 2009	(187,243)	(1,523,886)	(1,711,129)

Net loss	(1,171)	(115,888)	(117,059)

Partners’ deficit at March 31, 2010	(188,414)	(1,639,774)	(1,828,188)

Net loss	(282)	(27,901)	(28,183)

Partners’ deficit at March 31, 2011	$(188,696)	$(1,667,675)	$(1,856,371)

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2011, 2010 and 2009

	For the Years Ended March 31
	2011	2010	2009

Cash flows from operating activities:
Net loss	$(28,183)	$(117,059)	$(1,839,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	7,984
Equity in losses of Local Limited Partnerships	-	-	179,270
Impairment loss	-	-	1,513,635
Gain on sale of Local Limited Partnerships	(57,600)	(98,423)	(40,001)
Increase in accrued fees and expenses due to General Partner and affiliates	20,976	62,749	104,459

Net cash used in operating activities	(64,807)	(152,733)	(73,920)

Cash flows from investing activities:
Distributions from Local Limited Partnerships	-	-	39,570
Proceeds from sale of Local Limited Partnerships	57,600	98,423	40,001

Net cash provided by investing activities	57,600	98,423	79,571

Net increase (decrease) in cash	(7,207)	(54,310)	5,651

Cash, beginning of year	180,321	234,631	228,980

Cash, end of year	$173,114	$180,321	$234,631

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC California Housing Tax Credits III, L.P. (the "Partnership") is a California limited partnership formed under the laws of the State of California on October 5, 1992.  The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership or operating agreement (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the “General Partner”).  WNC & Associates, Inc. (“Associates”) is the general partner of WNC Tax Credit Partners III, L.P.  The chairman and president of Associates owns all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period must satisfy the “reasonable belief” test outlined above to avoid recapture.  The date of termination of the ten-year credit period and the Compliance Period for each of the Partnership’s remaining Housing Complexes is set forth in Item 2 hereof.

With that in mind, the General Partner is continuing its review of the Housing Complexes.  The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

As of March 31, 2010, the Partnership sold its Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P. and Tahoe Pines Apartment, L.P.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended March 31, 2011, the Partnership sold its Local Limited Partnership Interest in Candleridge Apartments of Perry L.P. II (“Candleridge”) to the Local General Partner. Candleridge was appraised at $259,000 and had a mortgage note balance of $655,000 as of December 31, 2009. The Local Limited Partnership Interest was sold for $25,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $19,854 of accrued asset management fees, $1,146 of reimbursements of operating expenses to the General Partner and affiliates while the remaining $4,000 is being retained in reserves for future operating expenses.  The Partnership’s investment balance was zero at the time of the sale, therefore a gain of $25,000 was recorded for the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners.  The Compliance Period has expired so there is no risk of recapture.

During the year ended March 31, 2011, the Partnership sold its Local Limited Partnership Interest in Nueva Sierra Vista Associates, L.P. (“Nueva Sierra”) to an affiliate of the Local General Partner.  Nueva Sierra was appraised at $445,000 and had an outstanding debt balance of $1,623,000 as of December 31, 2009. The Local Limited Partnership Interest was sold for $32,600 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $28,600 of accrued asset management fees while the remaining $4,000 is being retained in reserves for future operating expenses.  The Partnership’s investment balance was zero at the time of sale, therefore a gain of $32,600 was recorded for the year ended March 31, 2011.  No cash distribution will be made to the Limited Partners.  The Compliance Period has expired so there is no risk of recapture.

As of March 31, 2011 two Local Limited Partnerships, Walnut – Pixley, L.P. (Walnut-Pixley) and Orosi Apartments, Ltd. (Orosi), have been identified for disposition.  A related entity to the Local General Partner of Walnut-Pixley is currently reviewing contracts to purchase the Partnership’s limited partner interest for $265,164.  The Limited Partnership Agreement has an Option to Purchase Clause and the Local General Partner has chosen to exercise that option.  The property was appraised for a value of $1,800,000 , the mortgage debt as of December 31, 2010 was $1,423,143 and $195,376 was due to the Local General Partner.  There are replacement reserves of $83,683 which would remain with the seller, all of which nets to the sales price of $265,164.  The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.  The anticipated closing date is June 30, 2011.

The second Local Limited Partnership that has been identified for disposition is Orosi Apartment, Ltd. (“Orosi”).  Consistent with the investment objectives of the Partnership, the Housing Complex qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period.  The credit period has expired, and no further credits are being generated by the Housing Complex.  The Compliance Period has also expired, so there will be no credit recapture upon the transfer of the Local Limited Partnership.  On March 11, 2011, the Partnership filed preliminary solicitation material to the Securities and Exchange Commission (“SEC”) for the written consent of the Limited Partners for the commencement of disposition.  The preliminary material was then amended on March 18, 2011.  Definitive materials were filed on March 24, 2011. The disposition was approved with the majority of the votes.

The total sales price including replacement reserves is approximately $1,897,000 with anticipated disbursement of those proceeds as follows:  the General Partner of Orosi will be paid approximately $72,000 in sales preparation fees, $1,755,000 will be used to pay off the outstanding mortgages and approximately $36,000 in selling costs were paid.  It is also anticipated that Orosi will have a remaining cash balance of approximately $41,000 after all of its outstanding obligations are paid, which leaves $75,000 in cash proceeds.  That remaining $75,000 will be distributed to the Partnership.  The Partnership’s investment balance is zero at March 31, 2011. Accordingly, a gain of $76,000 will be recorded during the quarter ended June 30, 2011. The $76,000 in cash proceeds will be used to fund the Partnership’s reserves, pay accrued asset management fees and reimburse the General Partner or an affiliate for operating expenses paid on its behalf.  No funds will be distributed to the Limited Partners.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 27.5 years. (See Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2011 and 2010, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for the periods presented.

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

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the years ended March 31, 2011, 2010 and 2009 was $0, $0 and $7,984, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining tax credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2011, 2010 and 2009 impairment loss related to investments in Local Limited Partnerships was $0, $0 and $1,513,635, respectively.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

When the value of the Partnership’s investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are written off.  For the years ended March 31, 2011, 2010 and 2009 write off of acquisition fees and costs was $0, $0 and $119,775, respectively, which was included in equity in losses of Local Limited Partnerships in the accompanying statements of operations.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations
that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the  guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2011 and 2010, the Partnership owns Local Limited Partnership interests in 11 and 13 Local Limited Partnerships, respectively. As of March 31, 2011 and 2010, these Local Limited Partnerships each own one Housing Complex consisting of an aggregate of 425 and 484 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2011 and  2010, are approximately $1,431,000 and $1,043,000, respectively, greater than the Partnership's equity at the preceding December  31  as  shown  in  the Local  Limited  Partnerships’ combined  financial  statements  presented  below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2011 and 2010, the investment accounts in all of Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnerships estimated share of losses for the years ended March 31, 2011 and 2010 and a portion of the Partnership’s estimate of its share of losses for the year ended March 31, 2009, amounting to approximately $477,000, $736,000 and $699,000, respectively, have not been recognized.  As of March 31, 2011, the aggregate share of net losses not recognized by the Partnership amounted to $3,975,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For the Years Ended March 31,

	2011	2010	2009

Investments per balance sheet, beginning of period	$-	$-	$1,740,459
Distributions received from Local Limited Partnerships	-	-	(39,570)
Equity in losses of Local Limited Partnerships	-	-	(179,270)
Impairment loss	-	-	(1,513,635)
Amortization of acquisition fees and costs	-	-	(7,984)

Investments per balance sheet, end of period	$-	$-	$-

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

COMBINED CONDENSED BALANCE SHEETS

	2010	2009
ASSETS

Buildings and improvements, net of accumulated depreciation as of December 31, 2010 and 2009 o f $12,321,000 and $16,041,000, respectively.	$11,333,000	$17,018,000
Land	1,647,000	2,037,000
Other assets	1,660,000	2,870,000

Total Assets	$14,640,000	$21,925,000

LIABILITIES

Mortgage loans payable	$13,197,000	$18,935,000
Due to related parties	1,471,000	1,437,000
Other liabilities	1,731,000	2,818,000

Total Liabilities	16,399,000	23,190,000

PARTNERS’ DEFICIT

WNC California Housing Tax Credits III, L.P.	(1,431,000)	(1,043,000)
Other partners	(328,000)	(222,000)

Total Partners’ Deficit	(1,759,000)	(1,265,000)

Total Liabilities and Partners’ Deficit	$14,640,000	$21,925,000

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008

Revenues	$2,759,000	$3,684,000	$4,001,000

Expenses:
Operating expenses	2,014,000	2,673,000	2,910,000
Interest expense	473,000	714,000	775,000
Depreciation and amortization	754,000	1,042,000	1,115,000

Total expenses	3,241,000	4,429,000	4,800.000

Net loss	$(482,000)	$(745,000)	$(799,000)

Net loss allocable to the Partnership	$(477,000)	$(736,000)	$(790,000)

Net loss recorded by the Partnership	$-	$-	$(179,000)

Additionally, the financial information for the year ended December 31, 2010 does not include information for Candleridge Apartments of Perry L.P. II, Nueva Sierra Vista Associates, Parlier Garden Apartments, Tahoe Pines Apartments and Venus Retirement, since the Partnership sold its Local Limited Partnership Interest in those particular Local Limited Partnerships as of December 31, 2010. The December 31, 2009 financial information above does not include the financial information for Venus Retirement and the December 31, 2008 financial information includes all five Local Limited Partnerships.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or its affiliates for the following items:

Acquisition fees equal to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000.  Accumulated amortization of these capitalized costs was $1,620,000 as of March 31, 2010 and 2009.  Of the accumulated amortization recorded on the balance sheet at March 31, 2011, $0, $0 and $119,775 of the related expense was reflected as equity in losses of Local Limited Partnerships during the years ended March 31, 2011, 2010, and 2009, respectively, to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

Reimbursement of costs incurred by the General Partners or an affiliate in connection with the acquisition of the Local Limited Partnerships.  These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $194,019 which have been included in investments in Local Limited Partnerships.  As of all periods presented, the acquisition costs were fully amortized.

An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $126,540, $159,020 and $178,612 were incurred during the years ended March 31, 2011, 2010 and 2009, respectively, of which $108,645, $93,623 and $50,000 was paid during the years ended March 31, 2011, 2010 and 2009, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were approximately $35,000, $78,000 and $41,000 during the years ended March 31, 2011, 2010 and 2009, respectively.  The unpaid operating expenses reimbursable to the General Partner or its affiliates were $3,100, $18 and $2,666 for the years ended March 31, 2011, 2010 and 2009, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,

	2011	2010

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$3,100	$18

Asset management fee payable	2,026,385	2,008,491

Total	$2,029,485	$2,008,509

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.  The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2011

Income	$56,000	$14,000	$6,000	$3,000

Operating expenses	36,000	61,000	35,000	33,000

Loss from operations	20,000	(47,000)	(29,000)	(30,000)

Gain on sale of Local Limited Partnerships	-	25,000	33,000	-

Net income (loss)	20,000	(22,000)	4,000	(30,000)

Net income (loss) available to Limited Partners	20,000	(22,000)	4,000	(30,000)

Net income (loss) per Partnership Unit	1	(1)	-	(2)

	June 30	September 30	December 31	March 31

2010

Income	$7,000	$9,000	$-	$2,000

Operating expenses	(43,000)	(76,000)	(74,000)	(41,000)

Loss from operations	(36,000)	(67,000)	(74,000)	(39,000)

Gain on sale of Local Limited Partnerships	-	-	-	98,000

Net income (loss)	(36,000)	(67,000)	(74,000)	59,000

Net income (loss) available to Limited Partners	(35,000)	(66,000)	(73,000)	58,000

Net income (loss) per Partnership Unit	(2)	(4)	(4)	3

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

	June 30	September 30	December 31	March 31

2009

Income	$6,000	$5,000	$-	$7,000

Operating expenses	(1,545,000)	(53,000)	(60,000)	(60,000)

Loss from operations	(1,539,000)	(48,000)	(60,000)	(53,000)

Equity in losses of Local Limited Partnerships	(14,000)	(15,000)	(15,000)	(135,000)

Gain on sale of Local Limited Partnerships	-	-	-	40,000

Net loss	(1,553,000)	(63,000)	(75,000)	(148,000)

Net loss available to Limited Partners	(1,537,000)	(62,000)	(74,000)	(148,000)

Net loss per Partnership Unit	(85)	(3)	(4)	(8)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2011. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership’s receipts and expenditures are being made only in accordance with authorization of the management of Associates; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2011.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information.  Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

     PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own.  The business of the Partnership is conducted primarily through Associates.  Associates is a California corporation which was organized in 1971.  The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
Michael J. Gaber	Chief Operating Officer and Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President - Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk	Vice President – Accounting and Finance - Chief Financial Officer
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Kelly Henderson	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 80, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 48, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank and the New York State Association for Affordable Housing, the Board of Trustees of NHC, and the Tax Policy Council of the National Trust for Historic Preservation.  He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is Chief Operating Officer, an Executive Vice President, chair of the Acquisition Committee and oversees the Property Acquisition and Investment Management groups of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

David N. Shafer, age 58, is an Executive Vice President, chair of the Portfolio Disposition Committee, a member of the Acquisition Committee and oversees the New Markets Tax Credit group of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Laws degree in Taxation.

Darrick Metz, age 40, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in Tax Credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of Tax Credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Melanie R. Wenk, age 43, is Vice President – Accounting and Finance – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Paula Hall, age 44, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Christine A. Cormier, age 52, is Vice President – Fund Management, a member of the Placement Committee and the Disposition Committee, and oversees the fund management group of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Gregory S. Hand, age 47, is Vice President – Acquisitions and oversees the property underwriting activities of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Kelly Henderson, Esq., age 39, is Vice President – Acquisitions and oversees the property underwriting activities of the New York City office of WNC & Associates, Inc.  Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national Tax Credit syndicator.  Ms. Henderson has been underwriting Tax Credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science, and from the New England School of Law in 1996 with a Juris Doctor degree.  She is licensed to practice law in the States of New York and Massachusetts.

Thomas F. Maxwell, age 59, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the Tax Credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national Tax Credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English, and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 73, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 47, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)	Involvement in Certain Legal Proceedings

None.

(g)	Promoters and Control Persons

Inapplicable.

(h)	Audit Committee Financial Expert, and (i) Identification of the Audit Committee

Neither the Partnership nor the General Partners, has an audit committee.

(j)   Changes to Nominating Procedures

Inapplicable.

(k)  Compliance With Section 16(a) of the Exchange Act

       None.

 (l)  Code of Ethics

Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates.  The Code of Ethics will be provided without charge to any person who requests it.  Such requests should be directed to:  Investor Relations at (714)-662-5565 extension 187.

Item 11.  Executive Compensation

The General Partner and its Affiliates are not permitted under Section 5.6 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement.  The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement are summarized below.

 (a)  Compensation for Services

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual asset management fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.    Asset management fees of approximately $127,000, $159,000 and $179,000 were incurred during the years ended March 31, 2011, 2010 and 2009, respectively. The Partnership paid the General Partner and or its affiliates $109,000, $94,000, and $50,000 of those fees during the years ended March 31, 2011, 2010 and 2009, respectively.

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

 (b)  Operating Expenses

Reimbursement to the General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.4 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report).  The Agreement defines “Operating Cash Expenses” as

“ . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for advertising and promotion, management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $3,100, $18, $2,666 for the years ended March 31, 2011, 2010 and 2009, respectively.   The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $35,000, $78,000 and $41,000 during the years ended March 31, 2011, 2010 and 2009, respectively.

 (c)  Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $0 for Associates and $0 for the General Partner in the aggregate for the tax years (calendar years) ended December 31, 2010, 2009 and 2008. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2011, 2010 and 2009.   The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds.  There were no such distributions to the General Partner during the years ended March 31, 2011, 2010 or 2009.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The General Partner manages all of the Partnership’s affairs.  The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2011	2010

Audit Fees	$24,010	$58,485
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$27,045	$61,520

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)           List of Financial statements included in Part II hereof:

Balance Sheets, March 31, 2011 and 2010
Statements of Operations for the years ended March 31, 2011, 2010 and 2009
Statements of Partners’ Deficit for the years ended March 31, 2011, 2010 and 2009
Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009
Notes to Financial Statements

(a)(2)           List of Financial statement schedules included in Part IV hereof:

     Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)           Exhibits.

3.1	Agreement of Limited Partnership dated October 5, 1992 was filed as Exhibit 28.1 to Form 10-K for the year ended December 31, 1994 is hereby incorporated herein by reference as Exhibit 3.1.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011
		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings and Equipment	Accumulated Depreciation	Net Book Value

Almond Garden Apartment Associates	Delhi, California	$391,000	$391,000	$1,310,000	$93,000	$1,815,000	$(1,089,000)	$819,000

Almond View Apartments, Ltd.	Stockton, California	1,639,000	1,639,000	1,650,000	110,000	3,424,000	(2,031,000)	1,503,000

Buccaneer Associates, Limited	Fernandia Beach, Florida	365,000	365,000	1,401,000	60,000	2,158,000	(945,000)	1,273,000

Colonial Village Roseville	Roseville, California	2,811,000	2,811,000	1,557,000	315,000	5,127,000	(2,990,000)	2,452,000

Dallas County Housing, Ltd.	Orrville, Alabama	130,000	130,000	584,000	35,000	774,000	(378,000)	431,000

La Paloma del Sol Limited Partnership	Deming, New Mexico	254,000	254,000	1,347,000	101,000	1,811,000	(774,000)	1,138,000

Memory Lane Limited Partnership	Yankton, South Dakota	151,000	151,000	640,000	25,000	894,000	(631,000)	288,000

Old Fort Highway Limited Partnership	Hidalgo, Texas	249,000	249,000	1,211,000	78,000	1,753,000	(746,000)	1,085,000

Orosi Apartments, Ltd. (1)	Orosi, California	461,000	461,000	1,754,000	100,000	2,416,000	(841,000)	1,675,000

Sun Manor, L.P.	Itta Bena, Mississippi	230,000	230,000	1,001,000	40,000	1,378,000	(823,000)	595,000

Walnut - Pixley, L.P.(1)	Orange, California	1,078,000	1,078,000	742,000	690,000	2,104,000	(1,073,000)	1,721,000

		$7,759,000	$7,759,000	$13,197,000	$1,647,000	$23,654,000	$(12,321,000)	$12,980,000

(1) The Local Limited Partnership has been identified for disposition as of March 31, 2011.

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011
	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Almond Garden Apartment Associates	207,000	(56,000)	1994	Completed	27.5

Almond View Apartments, Ltd.	290,000	(252,000)	1994	Completed	27.5

Buccaneer Associates, Limited	307,000	(35,000)	1994	Completed	40

Colonial Village Roseville	572,000	(58,000)	1993	Completed	27.5

Dallas County Housing, Ltd.	97,000	2,000	1993	Completed	40

La Paloma del Sol Limited Partnership	210,000	(5,000)	1993	Completed	40

Memory Lane Limited Partnership	98,000	(8,000)	1994	Completed	25

Old Fort Limited Partnership	257,000	(6,000)	1993	Completed	40

Orosi Apartments, Ltd. (1)	258,000	(19,000)	1993	Completed	50

Sun Manor, L.P.	203,000	(29,000)	1993	Completed	27.5

Walnut - Pixley, L.P. (1)	185,000	(16,000)	1993	Completed	40

	$2,684,000	$(482,000)

(1) The Local Limited Partnership has been identified for disposition as of March 31, 2011.

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings and Equipment	Accumulated Depreciation	Net Book Value

Almond Garden Apartment Associates	Delhi, California	$391,000	$391,000	$1,329,000	$93,000	$1,751,000	$1,020,000	$824,000

Almond View Apartments, Ltd.	Stockton, California	1,639,000	1,639,000	1,665,000	110,000	3,424,000	1,910,000	1,624,000

Buccaneer Associates, Limited	Fernandia Beach, Florida	365,000	365,000	1,411,000	60,000	2,158,000	891,000	1,327,000

Candleridge Apartments of Perry L.P. II	Perry, Iowa	126,000	126,000	655,000	50,000	900,000	516,000	434,000

Colonial Village Roseville	Roseville, California	2,811,000	2,811,000	1,686,000	315,000	5,121,000	2,805,000	2,631,000

Dallas County Housing, Ltd.	Orrville, Alabama	130,000	130,000	588,000	35,000	764,000	360,000	439,000

La Paloma del Sol Limited Partnership	Deming, New Mexico	254,000	254,000	1,367,000	101,000	1,860,000	774,000	1,187,000

Memory Lane Limited Partnership	Yankton, South Dakota	151,000	151,000	648,000	25,000	894,000	605,000	314,000

Nueva Sierra Vista Associates	Richgrove, California	1,688,000	1,688,000	1,623,000	115,000	3,137,000	1,165,000	2,087,000

Old Fort Highway Limited Partnership	Hidalgo, Texas	249,000	249,000	1,220,000	78,000	1,769,000	761,000	1,086,000

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Orosi Apartments, Ltd.	Orosi, California	461,000	461,000	1,780,000	100,000	2,416,000	788,000	1,728,000

Parlier Garden Apts.	Parlier, California	*	*	1,636,000	138,000	2,150,000	844,000	1,444,000

Sun Manor, L.P.	Itta Bena, Mississippi	230,000	230,000	1,014,000	40,000	1,374,000	769,000	645,000

Tahoe Pines Apartments	South Lake Tahoe, California	*	*	1,517,000	87,000	3,246,000	1,815,000	1,518,000

Walnut - Pixley, L.P.	Orange, California	1,078,000	1,078,000	796,000	690,000	2,095,000	1,018,000	1,767,000

		$9,573,000	$9,573,000	$18,935,000	$2,037,000	$33,059,000	$16,041,000	$19,055,000

* Subsequent to December 31, 2009 but before March 31, 2010, the Partnership sold its interest in these Local Limited Partnerships.

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Almond Garden Apartment Associates	$208,000	$(68,000)	1994	Completed	27.5

Almond View Apartments, Ltd.	288,000	(237,000)	1994	Completed	27.5

Buccaneer Associates, Limited	303,000	(27,000)	1994	Completed	40

Candleridge Apartments of Perry L.P. II	149,000	(6,000)	1994	Completed	27.5

Colonial Village Roseville	570,000	(39,000)	1993	Completed	27.5

Dallas County Housing, Ltd.	92,000	(8,000)	1993	Completed	40

La Paloma del Sol Limited Partnership	209,000	(8,000)	1993	Completed	40

Memory Lane Limited Partnership	95,000	(6,000)	1994	Completed	25

Nueva Sierra Vista Associates	195,000	(150,000)	1994	Completed	40

Old Fort Limited Partnership	254,000	-	1993	Completed	40

Orosi Apartments, Ltd.	255,000	(19,000)	1993	Completed	50

Parlier Garden Apts. *	300,000	(36,000)	1994	Completed	40

Sun Manor, L.P.	202,000	(53,000)	1993	Completed	27.5

Tahoe Pines Apartments *	250,000	(90,000)	1994	Completed	27.5

Walnut - Pixley, L.P.	207,000	2,000	1993	Completed	40

	$3,577,000	$745,000

* Subsequent to December 31, 2009 but before March 31, 2010, the Partnership sold its interest in these Local Limited Partnerships.

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings and Equipment	Accumulated Depreciation	Net Book Value

Almond Garden Apartment Associates	Delhi, California	$391,000	$391,000	$1,337,000	$93,000	$1,744,000	$952,000	$885,000

Almond View Apartments, Ltd.	Stockton, California	1,639,000	1,639,000	1,679,000	110,000	3,425,000	1,790,000	1,745,000

Buccaneer Associates, Limited	Fernandia Beach, Florida	365,000	365,000	1,420,000	60,000	2,158,000	838,000	1,380,000

Candleridge Apartments of Perry L.P. II	Perry, Iowa	126,000	126,000	661,000	50,000	900,000	480,000	470,000

Colonial Village Roseville	Roseville, California	2,811,000	2,811,000	1,745,000	315,000	5,083,000	2,622,000	2,776,000

Dallas County Housing, Ltd.	Orrville, Alabama	130,000	130,000	592,000	35,000	764,000	340,000	459,000

La Paloma del Sol Limited Partnership	Deming, New Mexico	254,000	254,000	1,376,000	101,000	1,857,000	715,000	1,243,000

Memory Lane Limited Partnership	Yankton, South Dakota	151,000	151,000	652,000	25,000	894,000	575,000	344,000

Nueva Sierra Vista Associates	Richgrove, California	1,688,000	1,688,000	1,623,000	115,000	3,137,000	1,087,000	2,165,000

Old Fort Highway Limited Partnership	Hidalgo, Texas	249,000	249,000	1,227,000	78,000	1,762,000	704,000	1,136,000

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Orosi Apartments, Ltd.	Orosi, California	461,000	461,000	1,804,000	100,000	2,416,000	734,000	1,782,000

Parlier Garden Apts.	Parlier, California	453,000	453,000	1,646,000	138,000	2,078,000	792,000	1,424,000

Sun Manor, L.P.	Itta Bena, Mississippi	230,000	230,000	1,020,000	40,000	1,370,000	715,000	695,000

Tahoe Pines Apartments	South Lake Tahoe, California	1,633,000	1,633,000	1,543,000	87,000	3,236,000	1,701,000	1,622,000

Venus Retirement Village, Ltd. (1)	Venus, Texas	-	-	700,000	32,000	618,000	474,000	176,000

Walnut - Pixley, L.P.	Orange, California	1,078,000	1,078,000	843,000	690,000	2,078,000	962,000	1,806,000

Winters Investment Group (1)	Winters, California	-	-	1,765,000	165,000	2,427,000	740,000	1,852,000

		$11,659,000	$11,659,000	$21,633,000	$2,234,000	$35,947,000	$16,221,000	$21,960,000

(1) Subsequent to December 31, 2008 but before March 31, 2009, the Partnership sold its interest in these Local Limited Partnerships.

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
	For the year ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Almond Garden Apartment Associates	$ 199,000	$ (34,000)	1994	Completed	27.5

Almond View Apartments, Ltd.	293,000	(234,000)	1994	Completed	27.5

Buccaneer Associates, Limited	301,000	-	1994	Completed	40

Candleridge Apartments of Perry L.P. II	155,000	(1,000)	1994	Completed	27.5

Colonial Village Roseville	568,000	(87,000)	1993	Completed	27.5

Dallas County Housing, Ltd.	91,000	(12,000)	1993	Completed	40

La Paloma del Sol Limited Partnership	207,000	(22,000)	1993	Completed	40

Memory Lane Limited Partnership	88,000	(14,000)	1994	Completed	25

Nueva Sierra Vista Associates	187,000	(126,000)	1994	Completed	40

Old Fort Limited Partnership	242,000	(18,000)	1993	Completed	40

Orosi Apartments, Ltd.	240,000	(58,000)	1993	Completed	50

Parlier Garden Apts.	282,000	(26,000)	1994	Completed	40

Sun Manor, L.P.	191,000	(45,000)	1993	Completed	27.5

Tahoe Pines Apartments	244,000	(115,000)	1994	Completed	27.5

Venus Retirement Village, Ltd. (1)	111,000	(34,000)	1993	Completed	25

Walnut - Pixley, L.P.	204,000	25,000	1993	Completed	40

Winters Investment Group (1)	278,000	2,000	1994	Completed	50

	$3,881,000	$(799,000)

(1) Subsequent to December 31, 2008 but before March 31, 2009, the Partnership sold its interest in these Local Limited Partnerships.

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

Date: June 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 27, 2011

By:           /s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 27, 2011

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 27, 2011

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 27, 2011