Form 10-Q
period 2011-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2011-08-15
CIK 892997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes       X      No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes            No        X____

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
Yes ___No ___X___

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of June 30, 2011 and March 31, 2011	3

Condensed Statements of Operations
For the Three Months Ended June 30, 2011 and 2010	4

Condensed Statement of Partners' Deficit
For the Three Months Ended June 30, 2011	5

Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2011

ASSETS

Cash	$138,093	$173,114
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$138,093	$173,114

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$1,663,840	$2,029,485
Accrued expenses	12,877	-

Total Liabilities	1,676,717	2,029,485

Partners’ Deficit:
General Partner	(185,519)	(188,696)
Limited Partners (30,000 Partnership Units
authorized; 18,000 Partnership Units issued and
outstanding)	(1,353,105)	(1,667,675)

Total Partners’ Deficit	(1,538,624)	(1,856,371)

Total Liabilities and Partners’ Deficit	$138,093	$173,114

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
	Three Months	Three Months

Distribution income	$14,573	$41,690
Reporting fees	1,648	14,508

Total operating income	16,221	56,198

Operating expenses:
Asset management fees (Note 3)	27,823	33,377
Legal and accounting fees	24,154	1,939
Other	1,987	1,235

Total operating expenses	53,964	36,551

Income (loss) from operations	(37,743)	19,647

Gain on sale of Local Limited Partnerships	355,462	-

Interest income	28	65

Net income	$317,747	$19,712

Net income allocated to:
General Partner	$3,177	$197

Limited Partners	$314,570	$19,515

Net income per Partnership Unit	$17	$1

Outstanding weighted Partnership Units	18,000	18,000

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2011	$(188,696)	$(1,667,675)	$(1,856,371)

Net income	3,177	314,570	317,747

Partners’ deficit at June 30, 2011	$(185,519)	$(1,353,105)	$(1,538,624)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$317,747	$19,712
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in accrued fees and expenses due to
General Partner and affiliates	(365,645)	(15,495)
Increase in accrued expenses	12,877	-
Gain on sale of Local Limited Partnerships	(355,462)	-

Net cash provided by (used in) operating activities	(390,483)	4,217

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	355,462	-

Net cash provided by investing activities	355,462	-

Net increase (decrease) in cash	(35,021)	4,217

Cash, beginning of period	173,114	180,321

Cash, end of period	$138,093	$184,538

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes there to included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the “General Partner”). WNC & Associates, Inc. (“Associates”) and Wilfred N. Cooper Sr. are the general partners of the General Partner.  The chairman and president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the Partnership has no employees of its own.

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

For the Quarterly Period Ended June 30, 2011
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

For the Quarterly Period Ended June 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale,  refinancing or re-syndication,  the Partnership expects to proceed with efforts to liquidate them.  The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership interests may be disposed of any time by the

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2011.

As of March 31, 2011, the Partnership sold its Limited Partnership interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P II and Nueva Sierra Vista Associates, L.P.

During the three months ended June 30, 2011 the Local Limited Partnership Interest in Walnut – Pixley, L.P. (Walnut-Pixley) was sold.  A related entity of the Local General Partner of Walnut-Pixley purchased the Partnership’s Local Limited Partnership Interest for $265,164.  The Limited Partnership Agreement has an Option to Purchase Clause and the Local General Partner chose to exercise that option.  The property was appraised for $1,800,000, had outstanding mortgage debt as of December 31, 2010 of $1,423,143 and $195,376 was due to the Local General Partner.  There were replacement reserves of $83,683 which remained with the seller, which results in sales proceeds of $265,164.  The Partnership incurred legal expenses of $1,079 resulting in a gain of $264,085 recorded during the three months ended June 30, 2011. The Partnership paid $255,164 of accrued asset management fees and the remaining $10,000 will be kept in the Partnership’s reserve for future operating expenses. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

The Local Limited Partnership Interest in Orosi Apartments, Ltd. (Orosi) was also sold during the three months ended June 30, 2011.  Consistent with the investment objectives of the Partnership, the Housing Complex qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period.  The credit period has expired, and no further credits are being generated by the Housing Complex.  The Compliance Period has also expired, therefore, there will be no credit recapture upon the transfer of the Local Limited Partnership.  On March 11, 2011, the Partnership filed preliminary solicitation material to the Securities and Exchange Commission (“SEC”) for the written consent of the Limited Partners for the commencement of disposition.  The preliminary material was then amended on March 18, 2011.  Definitive materials were filed on March 24, 2011.  The disposition was approved with the majority of the votes.

The total sales price including replacement reserves was $1,912,306, which was disbursed as follows:  the General Partner of Orosi was paid $71,600 in sales preparation fees, $1,743,159 was used to pay off the outstanding mortgages and $2,125 in selling costs were paid.  The remaining proceeds of $95,422 were distributed to the Partnership.  The Partnership’s investment balance was zero at March 31, 2011. The Partnership incurred legal expenses of $4,045, therefore, a gain of $91,377 was recorded during the quarter ended June 30, 2011 . The $95,422 of cash proceeds was used as follows: $85,422 in accrued asset management fees were paid and the remaining $10,000 will be kept in the Partnership’s reserve for future operating expenses.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment is impaired. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2011, all of the investment balances had reached zero.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 9 and 11 Local Limited Partnerships, respectively. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 361 and 425 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenue	$576,000	$777,000
Expenses:
Operating expenses	431,000	566,000
Interest expense	96,000	148,000
Depreciation and amortization	161,000	218,000

Total expenses	688,000	932,000

Net loss	$(112,000)	$(155,000)

Net loss allocable to the Partnership	$(111,000)	$(153,000)

Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $27,823 and $33,377 were incurred during the three months ended June 30, 2011 and 2010, respectively. The Partnership paid the General Partners and/or its affiliates $390,586 and $50,000 of those fees during the three months ended June 30, 2011 and 2010, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $21,269 and $2,046 during the three months ended June 30, 2011 and 2010.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$218	$3,100
Asset management fees payable	1,663,622	2,026,385
Total	$1,663,840	$2,029,485

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2011 consisted of $138,000 in cash. Liabilities at June 30, 2011, consisted of $1,664,000 of accrued fees and expenses due to the General Partner and affiliates and $13,000 in accrued expenses.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.  The Partnership’s net income for the three months ended June 30, 2011 was $318,000, reflecting an increase of $298,000 from the $20,000 net income for the three months ended June 30, 2010. The increase in net income was primarily due to a $355,000 gain on sale of Local Limited Partnerships for the three months ended June 30, 2011 compared to no gain on sale of Local Limited Partnerships for the three months ended June 30, 2010.  The Partnership disposed of two Local Limited Partnerships during the three months ended June 30, 2011 while none were sold during the three months ended June 30, 2010. The gains recorded vary based on the sales prices and values of the Local Limited Partnerships sold.  There was a decrease of $(27,000) in distribution income as well as a $(13,000) decrease in reporting fees for the three months ended June 30, 2011.  Those fees can vary depending on when the Local Limited Partnerships’ cash flow will allow for payment. There was also a $6,000 decrease in asset management fees. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees incurred by the Partnership. The legal and accounting expenses increased by $(22,000) for the three months ended June 30, 2011 due to the timing of the work performed.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. Net cash used in the three months ended June 30, 2011 was $(35,000) compared to net cash provided during the three months ended June 30, 2010 of $4,000.  The change was due to the fact that during the three months ended June 30, 2011 the Partnership received $16,000 in reporting fees and distribution income compared to $56,000 received during the three month ended June 30, 2010. As explained above, the reporting fees and distribution income are paid if the cash flow of the underlying Housing Complexes will allow for it.  During the three months ended June 30, 2011 the Partnership paid $(391,000) and $(21,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $(50,000) and $(2,000) paid for accrued asset management fees and reimbursements due to the General Partner or affiliate during the three months ended June 30, 2010, respectively. During the three months ended June 30, 2011, the Partnership received $355,000 in net cash proceeds from the disposition of two of its Local Limited Partnership Interests compared to no sales proceeds received during the three months ended June 30, 2010.

During the three months ended June 30, 2011 accrued payables, which consist primarily of related party asset management fees due to the General Partner or affiliates, decreased by $366,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. However, Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2010. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE.  Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.   Other Information

Item 1.    Legal Proceedings

                NONE

Item 1A. Risk Factors

                No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

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

Date: August 15, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: August 15, 2011