Form 10-Q
period 2011-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2011-11-02
CIK 892997

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ___ No     X___

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2011 and March 31, 2011	3

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2011 and 2010	4

Condensed Statement of Partners' Deficit
For the Six Months Ended September 30, 2011	5

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2011	March 31, 2011

ASSETS

Cash	$94,722	$173,114
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$94,722	$173,114

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$1,666,571	$2,029,485

Total Liabilities	1,666,571	2,029,485

Partners’ Deficit:
General Partner	(185,851)	(188,696)
Limited Partners (30,000 Partnership Units
authorized; 18,000 Partnership Units issued and
outstanding)	(1,385,998)	(1,667,675)

Total Partners’ Deficit	(1,571,849)	(1,856,371)

Total Liabilities and Partners’ Deficit	$94,722	$173,114

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Six Months	Three Months	Six Months

Distribution income	$-	$14,573	$-	$41,690
Reporting fees	1,640	3,288	13,897	28,405

Total operating income	1,640	17,861	13,897	70,095

Operating expenses:
Asset management fees (Note 3)	21,991	49,814	33,023	66,400
Legal and accounting fees	3,702	27,856	27,802	29,741
Outsourcing expenses	3,189	3,189	-	-
Mailing expenses	2,767	2,767	-	-
Other	3,226	5,213	28	1,263

Total operating expenses	34,875	88,839	60,853	97,404

Loss from operations	(33,235)	(70,978)	(46,956)	(27,309)

Gain on sale of Local Limited Partnerships	-	355,462	25,000	25,000

Interest income	10	38	39	104

Net income (loss)	$(33,225)	$284,522	$(21,917)	$(2,205)

Net income (loss) allocated to:
General Partner	$(332)	$2,845	$(219)	$(22)

Limited Partners	$(32,893)	$281,677	$(21,698)	$(2,183)

Net income (loss) per Partnership Unit	$(2)	$16	$(1)	$-

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2011	$(188,696)	$(1,667,675)	$(1,856,371)

Net income	2,845	281,677	284,522

Partners’ deficit at September 30, 2011	$(185,851)	$(1,385,998)	$(1,571,849)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$284,522	$(2,205)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(355,462)	(25,000)
Decrease in accrued fees and expenses due to
General Partner and affiliates	(362,914)	(12,894)

Net cash used in operating activities	(433,854)	(40,099)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	355,462	25,000

Net cash provided by investing activities	355,462	25,000

Net decrease in cash	(78,392)	(15,099)

Cash, beginning of period	173,114	180,321

Cash, end of period	$94,722	$165,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

Organization

WNC California Housing Tax Credits III, L.P. (the "Partnership"), is a California Limited Partnership formed under the laws of the State of California on October 5, 1992 and began operations on July 19, 1993.  The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended September 30, 2011
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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives.  Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2011.

As of March 31, 2011, the Partnership sold its Limited Partnership interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P II and Nueva Sierra Vista Associates, L.P.

During the six months ended September 30, 2011 the Local Limited Partnership Interest in Walnut – Pixley, L.P. (Walnut-Pixley) was sold.  A related entity of the Local General Partner of Walnut-Pixley purchased the Partnership’s Local Limited Partnership Interest for $265,164.  The Limited Partnership Agreement has an Option to Purchase Clause and the Local General Partner chose to exercise that option.  The property was appraised for $1,800,000, had outstanding mortgage debt as of December 31, 2010 of $1,423,143 and $195,376 was due to the Local General Partner.  There were replacement reserves of $83,683 which remained with the seller, which resulted in sales proceeds of $265,164.  The Partnership incurred legal expenses of $1,079 resulting in a gain of $264,085 recorded during the six months ended September 30, 2011. The Partnership paid $255,164 of accrued asset management fees and the remaining $10,000 was placed in the Partnership’s reserve for future operating expenses. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

The Local Limited Partnership Interest in Orosi Apartments, Ltd. (Orosi) was also sold during the six months ended September 30, 2011.  Consistent with the investment objectives of the Partnership, the Housing Complex qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period.  The credit period has expired, and no further credits are being generated by the Housing Complex.  The Compliance Period has also expired; therefore, there will be no credit recapture upon the transfer of the Local Limited Partnership.  On March 11, 2011, the Partnership filed preliminary solicitation material to the Securities and Exchange Commission (“SEC”) for the written consent of the Limited Partners for the commencement of disposition.  The preliminary material was then amended on March 18, 2011.  Definitive materials were filed on March 24, 2011.  The disposition was approved with the majority of the votes.

The total sales price including replacement reserves was $1,912,306, which was disbursed as follows:  the General Partner of Orosi was paid $71,600 in sales preparation fees, $1,743,159 was used to pay off the outstanding mortgages and $2,125 in selling costs were paid.  The remaining proceeds of $95,422 were distributed to the Partnership.  The Partnership’s investment balance was zero at March 31, 2011. The Partnership incurred legal expenses of $4,045, therefore, a gain of $91,377 was recorded during the six months ended September 30, 2011. The $95,422 of cash proceeds were used as follows: $85,422 in accrued asset management fees were paid and the remaining $10,000 was placed in the Partnership’s reserve for future operating expenses.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

 “Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2011, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 9 and 11 Local Limited Partnerships, respectively.  As of September 30, 2011 and March 31, 2011, these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 361 and 425 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010

Revenue	$1,152,000	$1,479,000
Expenses:
Operating expenses	862,000	1,095,000
Interest expense	192,000	272,000
Depreciation and amortization	322,000	419,000

Total expenses	1,376,000	1,786,000

Net loss	$(224,000)	$(307,000)

Net loss allocable to the Partnership	$(222,000)	$(304,000)

Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Fees of $49,814 and $66,400 were incurred during the six months ended September 30, 2011 and 2010, respectively.  The Partnership paid the General Partner and its affiliates $416,586 and $80,045 of those fees during the six months ended September 30, 2011 and 2010, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $40,290 and $30,252 during the six months ended September 30, 2011 and 2010, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$6,958	$3,100
Asset management fee payable	1,659,613	2,026,385
Total	$1,666,571	$2,029,485

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the SEC.

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2011 consisted of $95,000 in cash.  Liabilities at September 30, 2011 consisted of $1,667,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010. The Partnership’s net loss for the three months ended September 30, 2011 was $(33,000), reflecting an increase of $(11,000) from the $(22,000) net loss for the three months ended September 30, 2010. The increase in net loss was primarily due to a decrease of $(25,000) in gain on sale of Local Limited Partnerships for the three months ended September 30, 2011.  No Local Limited Partnerships were sold during the three months ended September 30, 2011 compared to one Local Limed Partnership sold during the three months ended September 30, 2010.  The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations.  The reporting fees also decreased by $(12,000). Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The outsourcing expenses increased by $(3,000) for the three months ended September 30, 2011 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency.  The mailing expenses increased by $(3,000) for the three months ended September 30, 2011 due to the increase in proxy mailings related to the dispositions. There was a $24,000 decrease in legal and accounting fees due to the timing of the accounting work performed.  Additionally, there was an $11,000 decrease in asset management fees. These fees are calculated based on the invested assets, which decreased due to the dispositions of Local Limited Partnerships in the prior year.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010. The Partnership’s net income for the six months ended September 30, 2011 was $285,000, reflecting an increase of $287,000 from the $(2,000) net loss for the six months ended September 30, 2010. The decrease in net loss was partially due to a $330,000 increase in gain on sale of Local Limited Partnerships for the six months ended September 30, 2011.  The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations.  There was also a $17,000 decrease in asset management fees.  These fees are calculated based on the invested assets, which decreased due to the dispositions of Local Limited Partnerships in the prior year.  There was a $2,000 decrease in legal and accounting fees due to the timing of the accounting work performed.  The distribution income and reporting fees decreased by $(27,000) and $(25,000), respectively, for the six months ended September 30, 2011. Local Limited Partnerships pay distribution income and reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The outsourcing expenses increased by $(3,000) for the six months ended September 30, 2011 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency.  The mailing expenses increased by $(3,000) for the six months ended September 30, 2011 due to the increase in proxy mailings related to the dispositions.

Liquidity and Capital Resources

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010. The net cash used during the six months ended September 30, 2011 was $(78,000) compared to net cash used during the six months ended September 30, 2010 of $(15,000). There was an increase of $(337,000) in cash paid for accrued asset management fees in addition to an increase of $(10,000) in cash paid to the General Partner or an affiliate for reimbursements of operating expenses which were paid on behalf of the Partnership.  During the six months ended September 30, 2011, the Partnership received $355,000 in net cash proceeds from the disposition of two of its Local Limited Partnerships compared to $25,000 of sales proceeds received during the six months ended September 30, 2010.

During the six months ended September 30, 2011 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, decreased by $362,914.  The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2010. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance was effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2010. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

By:  WNC Tax Credit Partners III, L.P.      General Partner

By:  /s/ Wilfred N. Cooper Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 1, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 1, 2011