Form 10-Q
period 2011-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2012-02-13
CIK 892997

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐          Accelerated filer ☐          Non-accelerated filer  ☒          Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of December 31, 2011 and March 31, 2011	3

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2011 and 2010	4

Condensed Statement of Partners' Deficit
For the Nine Months Ended December 31, 2011	5

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2011	March 31, 2011

ASSETS

Cash	$114,733	$173,114
Other assets	16,187	-
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$130,920	$173,114

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$1,688,710	$2,029,485
Prepaid disposition proceeds (Note 4)	10,000	-

Total Liabilities	1,698,710	2,029,485

Partners’ Deficit:
General Partner	(185,810)	(188,696)
Limited Partners (30,000 Partnership Units authorized; 18,000 Partnership Units issued and outstanding)	(1,381,980)	(1,667,675)

Total Partners’ Deficit	(1,567,790)	(1,856,371)

Total Liabilities and Partners’ Deficit	$130,920	$173,114

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Nine Months	Three Months	Nine Months

Distribution income	$-	$14,573	$-	$41,690
Reporting fees	-	3,288	6,087	34,492

Total operating income	-	17,861	6,087	76,182

Operating expenses:
Asset management fees (Note 3)	21,991	71,805	32,317	98,717
Legal and accounting fees	408	28,264	22	29,763
Outsourcing expenses	-	3,189	-	-
Mailing expenses	-	2,767	-	-
Other	52	5,265	2,576	3,839

Total operating expenses	22,451	111,290	34,915	132,319

Loss from operations	(22,451)	(93,429)	(28,828)	(56,137)

Gain on sale of Local Limited Partnerships	26,499	381,961	32,600	57,600

Interest income	11	49	72	176

Net income	$4,059	$288,581	$3,844	$1,639

Net income allocated to:
General Partner	$41	$2,886	$38	$16

Limited Partners	$4,018	$285,695	$3,806	$1,623

Net income per Partnership Unit	$-	$16	$-	$-

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2011	$(188,696)	$(1,667,675)	$(1,856,371)

Net income	2,886	285,695	288,581

Partners’ deficit at December 31, 2011	$(185,810)	$(1,381,980)	$(1,567,790)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$288,581	$1,639
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(381,961)	(57,600)
Increase in other assets	(16,187)	-
Increase in prepaid disposition proceeds	10,000	-
Decrease in accrued fees and expenses due to
General Partner and affiliates	(340,775)	(6,579)

Net cash used in operating activities	(440,342)	(62,540)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	381,961	57,600

Net cash provided by investing activities	381,961	57,600

Net decrease in cash	(58,381)	(4,940)

Cash, beginning of period	173,114	180,321

Cash, end of period	$114,733	$175,381

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended December 31, 2011
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

For the Quarterly Period Ended December 31, 2011
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2011.

As of March 31, 2011, the Partnership sold its Limited Partnership interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P II and Nueva Sierra Vista Associates, L.P.

During the nine months ended December 31, 2011 the Local Limited Partnership Interest in Walnut – Pixley, L.P. (Walnut-Pixley) was sold.  A related entity of the Local General Partner of Walnut-Pixley purchased the Partnership’s Local Limited Partnership Interest for $265,164.  The Limited Partnership Agreement has an Option to Purchase Clause and the Local General Partner chose to exercise that option.  The property was appraised for $1,800,000, had outstanding mortgage debt as of December 31, 2010 of $1,423,143 and $195,376 was due to the Local General Partner.  There were replacement reserves of $83,683 which remained with the seller, which resulted in sales proceeds of $265,164.  The Partnership incurred legal expenses of $1,079 resulting in a gain of $264,085 recorded during the nine months ended December 31, 2011. The Partnership paid $255,164 of accrued asset management fees and the remaining $10,000 was placed in the Partnership’s reserve for future operating expenses. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

The Local Limited Partnership Interest in Orosi Apartments, Ltd. (Orosi) was also sold during the nine months ended December 31, 2011.  Consistent with the investment objectives of the Partnership, the Housing Complex qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period.  The credit period has expired, and no further credits are being generated by the Housing Complex.  The Compliance Period has also expired; therefore, there will be no credit recapture upon the transfer of the Local Limited Partnership.  On March 11, 2011, the Partnership filed preliminary solicitation material to the Securities and Exchange Commission (“SEC”) for the written consent of the Limited Partners for the commencement of disposition.  The preliminary material was then amended on March 18, 2011.  Definitive materials were filed on March 24, 2011.  The disposition was approved with the majority of the votes.  The total sales price including replacement reserves was $1,912,306, which was disbursed as follows:  the General Partner of Orosi was paid $71,600 in sales preparation fees, $1,743,159 was used to pay off the outstanding mortgages and $2,125 in selling costs were paid.  The remaining proceeds of $95,422 were distributed to the Partnership.  The Partnership’s investment balance was zero at March 31, 2011. The Partnership incurred legal expenses of $4,045, therefore, a gain of $91,377 was recorded during the nine months ended December 31, 2011. The $95,422 of cash proceeds were used as follows: $85,422 in accrued asset management fees were paid and the remaining $10,000 was placed in the Partnership’s reserve for future operating expenses.

The Local Limited Partnership Interest in Memory Lane, L. P. (“Memory Lane”) was sold to an affiliate of the Local Limited Partnership for $30,000 during the nine months ended December 31, 2011.  Memory Lane was appraised for $470,000 and had a mortgage note balance of $641,435 as of December 31, 2010.  The Partnership incurred $3,500 in appraisal expenses which was netted against the proceeds from the sale in calculating the gain on the sale.  The Partnership’s investment balance was zero at the time of sale; therefore a gain of $26,500 was recorded during the nine months ended December 31, 2011.  No cash distribution was made to the Limited Partners as a result of this sale.  The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to December 31, 2011, the Local Limited Partnership Interest in Sun Manor, L.P. (“Sun Manor”) was identified to be sold to an affiliated of the Local Limited General Partner.  The buyer offered $30,000 to purchase the Local Limited Partnership Interest.  Sun Manor was appraised for $490,000 and had a mortgage note balance of $1,000,584 as of December 31, 2010.  The Partnership has incurred $3,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale.  The Partnership’s investment balance is zero; therefore a gain of $27,000 will be recorded during the respective period.   The payment for the sale of Sun Manor will be made in six installments of $5,000 each.  The Partnership received two installments totaling $10,000 as of December 31, 2011 and the proceeds were recorded as prepaid disposition proceeds. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.  The sale of the Local Limited Partnership is expected to close on April 30, 2012.

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

 “Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2011
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2011, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended December 31, 2011
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 8 and 11 Local Limited Partnerships, respectively.  As of December 31, 2011 and March 31, 2011, these Local Limited Partnership’s each own one Housing Complex consisting of an aggregate of 343 and 425 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010

Revenue	$1,704,000	$2,070,000
Expenses:
Operating expenses	1,276,000	1,494,000
Interest expense	285,000	354,000
Depreciation and amortization	477,000	570,000

Total expenses	2,038,000	2,418,000

Net loss	$(334,000)	$(348,000)

Net loss allocable to the Partnership	$(331,000)	$(344,000)

Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Fees of $71,805 and $98,717 were incurred during the nine months ended December 31, 2011 and 2010, respectively.  The Partnership paid the General Partner and its affiliates $429,628 and $108,645 of those fees during the nine months ended December 31, 2011 and 2010, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $47,248 and $30,252 during the nine months ended December 31, 2011 and 2010, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$20,148	$3,100
Asset management fee payable	1,668,562	2,026,385
Total	$1,688,710	$2,029,485

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the Local Limited Partnership Interest in Sun Manor, L.P. (“Sun Manor”) was identified to be sold to an affiliated of the Local Limited General Partner.  The buyer offered $30,000 to purchase the Local Limited Partnership Interest.  Sun Manor was appraised for $490,000 and had a mortgage note balance of $1,000,584 as of December 31, 2010.  The Partnership has incurred $3,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale.  The Partnership’s investment balance is zero; therefore a gain of $27,000 will be recorded during the respective period.   The payment for the sale of Sun Manor will be made in six installments of $5,000 each.  The Partnership received two installments totaling $10,000 as of December 31, 2011 and the proceeds were recorded as prepaid disposition proceeds. No cash distribution will be made to the Limited Partners as a result of this sale.  The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.  The sale of the Local Limited Partnership is expected to close on April 30, 2012.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2011 consisted of $115,000 in cash and $16,000 of other assets.  Liabilities at December 31, 2011 consisted of $1,689,000 of accrued fees and expenses due to General Partner and affiliates and $10,000 of prepaid disposition proceeds.

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010. The Partnership’s net income for the three months ended December 31, 2011 was $4,000, reflecting no change from the $4,000 net income for the three months ended December 31, 2010.  There was a decrease of $(6,000) in gain on sale of Local Limited Partnerships for the three months ended December 31, 2011.  The Partnership sold its interest in one Local Limited Partnership for each of the three months ended December 31, 2011 and 2010.   The gain varies depends on the value assessed and liabilities the Local Limited Partnerships hold.  The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations.  The reporting fees also decreased by $(6,000). Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  There was an $11,000 decrease in asset management fees. These fees are calculated based on the invested assets, which decreased due to the dispositions of Local Limited Partnerships in the prior year.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010. The Partnership’s net income for the nine months ended December 31, 2011 was $289,000, reflecting an increase of $287,000 from the $2,000 net income for the nine months ended December 31, 2010. The increase in net income was partially due to a $324,000 increase in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2011.  The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations.  There was also a $27,000 decrease in asset management fees.  These fees are calculated based on the invested assets, which decreased due to the dispositions of Local Limited Partnerships in the prior year.  There was a $1,000 decrease in legal and accounting fees due to the timing of the accounting work performed.  The distribution income and reporting fees decreased by $(27,000) and $(31,000), respectively, for the nine months ended December 31, 2011. Local Limited Partnerships pay distribution income and reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The outsourcing expenses increased by $(3,000) for the nine months ended December 31, 2011 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency.  The mailing expenses increased by $(3,000) for the nine months ended December 31, 2011 due to the increase in proxy mailings related to the dispositions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010. The net cash used during the nine months ended December 31, 2011 was $(58,000) compared to net cash used during the nine months ended December 31, 2010 of $(5,000). There was an increase of $(321,000) in cash paid for accrued asset management fees in addition to an increase of $(17,000) in cash paid to the General Partner or an affiliate for reimbursements of operating expenses which were paid on behalf of the Partnership.  Distribution income and reporting fees decreased by $(27,000) and $(31,000), respectively as described above.  During the nine months ended December 31, 2011, the Partnership received $382,000 in net cash proceeds from the disposition of its Local Limited Partnerships compared to $58,000 of sales proceeds received during the nine months ended December 31, 2010.

During the nine months ended December 31, 2011 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, decreased by $341,000.  The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and March 31, 2011, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 31, 2010 and (iv) the Notes to Consolidated Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

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

Date: February 10, 2012

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: February 10, 2012