Form 10-K
period 2012-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2012-06-14
CIK 892997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

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
Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [  ]

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

The Partnership originally invested in eighteen Local Limited Partnerships, ten of which have been sold or otherwise disposed of as of March 31, 2012. Each of these Local Limited Partnerships owns or owned a Housing Complex that was eligible for the Federal Low Income Housing Tax Credit and eight of them were eligible for the California Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period must satisfy the “reasonable belief” test outlined above to avoid recapture. The Compliance Period for each of the Partnership’s remaining Housing Complexes is set forth below.

The following table reflects the 15-year compliance period of the eight Housing Complexes:

Expiration Date for 15-year compliance period
Local Limited Partnership Name	15-year Expiration Date

Almond Garden Apartment Associates	2009
Almond View Apartments, Ltd.	2010
Buccaneer Associates, Limited	2008
Colonial Village Roseville	2010
Dallas County Housing, Ltd.	2009
La Paloma del Sol Limited Partnership	2009
Old Fort Limited Partnership	2008
Sun Manor, L.P.	2009

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

As of March 31, 2011, the Partnership sold its Local Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P II and Nueva Sierra Vista Associates, L.P.

During the year ended March 31, 2012 the Local Limited Partnership Interest in Walnut – Pixley, L.P. (Walnut-Pixley) was sold. A related entity of the Local General Partner of Walnut-Pixley purchased the Partnership’s Local Limited Partnership Interest for $265,164. The Limited Partnership Agreement has an Option to Purchase Clause and the Local General Partner chose to exercise that option. The property was appraised for $1,800,000, had outstanding mortgage debt as of December 31, 2010 of $1,423,143 and $195,376 was due to the Local General Partner. There were replacement reserves of $83,683 which remained with the seller, which resulted in sales proceeds of $265,164. The Partnership incurred legal expenses of $1,080 resulting in a gain of $264,084 recorded during the year ended March 31, 2012. The Partnership paid $255,164 of accrued asset management fees and the remaining $10,000 was placed in the Partnership’s reserve for future operating expenses. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

The Local Limited Partnership Interest in Orosi Apartments, Ltd. (Orosi) was also sold during the year ended March 31, 2012. Consistent with the investment objectives of the Partnership, the Housing Complex qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The credit period has expired, and no further credits are being generated by the Housing Complex. The Compliance Period has also expired; therefore, there will be no credit recapture upon the transfer of the Local Limited Partnership. On March 11, 2011, the Partnership filed preliminary solicitation material to the Securities and Exchange Commission (“SEC”) for the written consent of the Limited Partners for the commencement of disposition. The preliminary material was then amended on March 18, 2011. Definitive materials were filed on March 24, 2011. The disposition was approved with the majority of the votes. The total sales price including replacement reserves was $1,912,306, which was disbursed as follows: the General Partner of Orosi was paid $71,600 in sales preparation fees, $1,743,159 was used to pay off the outstanding mortgages and $2,125 in selling costs were paid. The remaining proceeds of $95,422 were distributed to the Partnership. The Partnership’s investment balance was zero at March 31, 2011. The Partnership incurred legal expenses of $4,045, therefore, a gain of $91,377 was recorded during the year ended March 31, 2012. The $95,422 of cash proceeds were used as follows: $85,422 in accrued asset management fees were paid and the remaining $10,000 was placed in the Partnership’s reserve for future operating expenses.

The Local Limited Partnership Interest in Memory Lane, L. P. (“Memory Lane”) was sold to an affiliate of the Local Limited Partnership for $30,000 during the year ended March 31, 2012. Memory Lane was appraised for $470,000 and had a mortgage note balance of $641,435 as of December 31, 2010. The Partnership incurred $3,500 in appraisal expenses which was netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero at the time of sale; therefore a gain of $26,500 was recorded during the year ended March 31, 2012. The $30,000 of cash proceeds were used as follows: $13,043 in accrued asset management fees were paid, $6,957 went towards unpaid operating expense and advances, and $10,000 was placed in the Partnership’s reserve for future operating expenses. No cash distribution was made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

As of March 31, 2012, the Local Limited Partnership Interest in Sun Manor, L.P. (“Sun Manor”) was identified to be sold to an affiliate of the Local General Partner. The buyer offered $30,000 to purchase the Local Limited Partnership Interest. Sun Manor was appraised for $490,000 and had a mortgage note balance of $1,000,584 as of December 31, 2011. The Partnership has incurred $3,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $27,000 will be recorded during the respective period. The payment for the sale of Sun Manor will be made in six installments of $5,000 each. The Partnership received five installments totaling $25,000 as of March 31, 2012 and the proceeds were recorded as prepaid disposition proceeds. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The Local Limited Partnership was sold on April 30, 2012.

As of March 31, 2012, the Local Limited Partnership Interest in Almond Garden Apartments Associates (Almond Garden) was identified for sale and was sold subsequent thereto on May 1, 2012. The buyer offered $35,000 to purchase the Local Limited Partnership Interest. Almond Garden was appraised for $740,000 and had a mortgage note balance of $1,300,000 as of December 31, 2011. The Partnership has incurred $1,500 in appraisal expenses and $385 in legal fees which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $33,115 will be recorded during the respective period. The $35,000 of cash proceeds were used as follows: $25,000 in accrued asset management fees were paid and $10,000 was placed in the Partnership’s reserve for future operating expenses. No cash distribution was made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

As of March 31, 2012, the Local Limited Partnership Interest in Buccaneer Villas, Limited was identified to be sold to an affiliate of the Local General Partner. The buyer offered $30,000 to purchase the Local Limited Partnership Interest. The funds will be placed into the Partnership’s reserves and will be used to reimburse the General Partner or an affiliate for prepaid operating expenses. Buccaneer was appraised for $1,300,000 and had a mortgage note balance of $1,379,000 as of December 31, 2011. The Partnership has incurred $3,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $27,000 will be recorded during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close on June 15, 2012.

As of March 31, 2012, the Local Limited Partnership Interest in Almond View Apartments, Limited was identified to be sold to an affiliate of the Local General Partner. The buyer offered $22,500 to purchase the Local Limited Partnership Interest. The funds will be placed into the Partnership’s reserves and will be used to reimburse the General Partner or an affiliate for prepaid operating expenses. Almond View was appraised for $1,300 and had a mortgage note balance of $2,912,000 as of December 31, 2011. The Partnership has incurred $1,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $21,500 will be recorded during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close on July 31, 2012.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased (decreased) by approximately $(337,000), $18,000 and $65,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $78,000 for the year ended March 31, 2013 and approximately $77,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the eight Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnerships

Almond Garden Apartment Associates (1)	Delhi, California	Anthony Donovan	$391,000	$391,000	34	$807,000	$1,300,000

Almond View Apartments, Ltd. (2)	Stockton, California	Daniel C. Logue and Cyrus Youssefi	1,639,000	1,639,000	72	3,523,000	1,634,000

Buccaneer Associates, Limited (2)	Fernandia Beach, Florida	Clifford E. Olsen	365,000	365,000	48	768,000	1,379,000

Colonial Village Roseville	Roseville, Calfornia	S.P. Thomas Company of Northern California Inc. and Project Go, Inc.	2,811,000	2,811,000	56	5,872,000	1,557,000

Dallas County Housing, Ltd.	Orrville, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	130,000	130,000	19	287,000	580,000

La Paloma del Sol Limited Partnership	Deming, New Mexico	Dean Greenwalt	254,000	254,000	38	625,000	1,347,000

Old Fort Limited Partnership	Hidalgo, Texas	Alan Deke Noftsker and ABO Corporation	249,000	249,000	40	547,000	1,201,000

Sun Manor, L.P. (1)	Itta Bena, Mississippi	Glenn D. Miller	230,000	230,000	36	464,000	1,000,000

			$6,069,000	$6,069,000	343	$12,893,000	$9,998,000

(1)	The Local Limited Partnership has been identified for sale as of March 31, 2012 and was sold subsequent thereto.
(2)	The Local Limited Partnership has been identified for sale as of March 31, 2012.

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Almond Garden Apartment Associates(1)	$216,000	$(49,000)	N/A

Almond View Apartments, Ltd. (2)	265,000	(255,000)	N/A

Buccaneer Associates, Limited (2)	325,000	(16,000)	N/A

Colonial Village Roseville	576,000	(90,000)	N/A

Dallas County Housing, Ltd.	98,000	5,000	N/A

La Paloma del Sol Limited Partnership	209,000	(10,000)	N/A

Old Fort Limited Partnership	249,000	(25,000)	N/A

Sun Manor, L.P. (1)	202,000	(52,000)	N/A

	$2,140,000	$(492,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

(1)	The Local Limited Partnership has been identified for sale as of March 31, 2012 and was sold subsequent thereto.
(2)	The Local Limited Partnership has been identified for sale as of March 31, 2012.

WNC California Housing Tax Credit Fund III, L.P.

March 31, 2012

			Occupancy Rates
Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

Almond Garden Apartment Associates	Delhi, California	Anthony Donovan	97%	97%	100%	100%	100%

Almond View Apartments, Ltd.	Stockton, California	Daniel C. Logue and Cyrus Youssefi	90%	88%	85%	94%	94%

Buccaneer Associates, Limited	Fernandia Beach, Florida	Clifford E. Olsen	98%	92%	96%	96%	98%

Candleridge Apartments of Perry L.P. II	Perry, Iowa	Eric A. Sheldahl	N/A	N/A	92%	96%	96%

Colonial Village Roseville	Roseville, California	S.P. Thomas Company of Northern California Inc. and Project Go, Inc.	98%	100%	93%	95%	98%

Dallas County Housing, Ltd.	Orrville, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	84%	84%	84%	84%	84%

La Paloma del Sol Limited Partnership	Deming, New Mexico	Dean Greenwalt	100%	97%	100%	95%	95%

Memory Lane Limited Partnership	Yankton, South Dakota	Skogen - Peterson, Inc.	N/A	100%	100%	100%	100%

Nueva Sierra Vista Associates	Richgrove, California	Self-Help Enterprises, Inc. and Nueva Sierra Vista Corporation	N/A	N/A	91%	100%	100%

WNC California Housing Tax Credits III, L.P.

March 31, 2012

			Occupancy Rates
Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

Old Fort Limited Partnership	Hidalgo, Texas	Alan Deke Noftsker and ABO Corporation	100%	93%	100%	93%	100%

Orosi Apartments, Ltd.	Orosi, California	Douglas W. Young	N/A	93%	93%	95%	86%

Parlier Garden Apts.	Parlier, California	David J. Micheal and Professional Apartment Management, Inc.	N/A	N/A	100%	100%	100%

Rosewood Apartments Limited Partnership	Superior, Wisconsin	Duffy Development Company, Inc.	N/A	N/A	N/A	N/A	95%

Sun Manor, L.P.	Itta Bena, Mississippi	Glenn D. Miller	100%	100%	100%	100%	89%

Tahoe Pines Apartments	South Lake Tahoe, California	David J. Michael, Bucky Fong, Dean Pearson, Coy Elvis and Dr. Patricia Hatton	N/A	N/A	86%	96%	89%

Venus Retirement Village, Ltd.	Venus, Texas	W. Joseph Chamy	N/A	N/A	N/A	100%	96%

Walnut - Pixley, L.P.	Orange, California	Walnut - Pixley, Inc.	N/A	91%	91%	100%	95%

Winters Investment Group	Winters, California	John P. Casper	N/A	N/A	N/A	100%	97%

		Weighted Average	96%	94%	94%	97%	95%

N/A - The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2012, there were 907 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2012, 2011 and 2010 the Partnership did not make any cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2012.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

ASSETS
Cash	$107,982	$173,114	$180,321	$234,631	$228,980
Other assets	18,550	-	-	-	-
Investments in Local Limited Partnerships, net	-	-	-	-	1,740,459

Total Assets	$126,532	$173,114	$180,321	$234,631	$1,969,439

LIABILITIES
Accrued fees and expenses due to General Partner and affiliates	$1,728,917	$2,029,485	$2,008,509	$1,945,760	$1,841,301

PARTNERS' EQUITY (DEFICIT)	(1,602,385)	(1,856,371)	(1,828,188)	(1,711,129)	128,138

Total Liabilities and Partners’ Equity (Deficit)	$126,532	$173,114	$180,321	$234,631	$1,969,439

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Loss from operations	$(128,034)	$(86,012)	$(215,733)	$(1,700,157)	$(206,166)
Equity in losses of Local Limited Partnerships	-	-	-	(179,270)	(34,537)
Gain on sale of Local Limited Partnerships	381,961	57,600	98,423	40,001	-
Interest income	59	229	251	159	403
Net income (loss)	$253,986	$(28,183)	$(117,059)	$(1,839,267)	$(240,300)

Net income (loss) allocated to:
General Partner	$2,540	$(282)	$(1,171)	$(18,393)	$(2,403)

Limited Partners	$251,446	$(27,901)	$(115,888)	$(1,820,874)	$(237,897)

Net income (loss) per Partnership Unit	$13.97	$(1.55)	$(6.44)	$(101.16)	$(13.22)
Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000	18,000

Note 1 – Net loss for the years ended March 31, 2012, 2011, 2010, 2009 and 2008 includes a charge for impairment losses and write-off of acquisition cost and fees on investments in Local Limited Partnerships of $0, $0, $0, $1,513,635 and $0, respectively.

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Net cash provided by (used in):
Operating activities	$(447,093)	$(64,807)	$(152,733)	$(73,920)	$(42,224)
Investing activities	381,961	57,600	98,423	79,571	32,040

Net change in cash	(65,132)	(7,207)	(54,310)	5,651	(10,184)

Cash, beginning of period	173,114	180,321	234,631	228,980	239,164

Cash, end of period	$107,982	$173,114	$180,321	$234,631	$228,980

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2012	2011	2010	2009	2008

Federal	$-	$-	$-	$-	$-
State	-	-	-	-	-

Total	$-	$-	$-	$-	$-

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years. (See Notes 2 and 3 to the financial statements)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2011. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-K.

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

Financial Condition

The Partnership’s assets at March 31, 2012 consisted of $108,000 in cash and $19,000 in other assets. Liabilities at March 31, 2012 consisted of $25,000 in prepaid disposition proceeds and $1,704,000 in accrued fees and expenses due to the General Partner and affiliates. (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The Partnership’s net income for the year ended March 31, 2012 was $254,000, reflecting an increase of $282,000 from the net loss of $(28,000) for the year ended March 31, 2011. During the year ended March 31, 2012 the Partnership experienced a $382,000 gain on sale of Local Limited Partnerships compared to a gain of $58,000 recorded during the year ended March 31, 2011. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold. The reporting fees decreased by $(15,000) and the distribution income decreased by $(43,000) from the year ended March 31, 2011. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The accounting and legal fees increased by $9,000 for the year ended March 31, 2012 due to the timing of the accounting work performed. The asset management fees decreased by $34,000 for the year ended March 31, 2012 due to the fact that the fees are calculated based on the value of the invested assets, which decreased as a result of the sales of Local Limited Partnerships. The outsourcing expenses increased by $(4,000) for the year ended March 31, 2012 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. The mailing expenses increased by $(3,000) for the year ended March 31, 2012 due to the increase in proxy mailings related to the dispositions.

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

Liquidity and Capital Resources

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The net decrease in cash during the year ended March 31, 2012 was $(65,000) compared to a net decrease in cash for the year ended March 31, 2011 of $(7,000). There was an increase of $324,000 in net proceeds from sale of Local Limited Partnerships during the year ended March 31, 2012. The sales proceeds received from the sales of the Local Limited Partnerships will vary depending on the value of the underlying Housing Complex compared to the outstanding debt owed on the Housing Complex. The Partnership also received prepaid disposition proceeds of $25,000 related to the sale of one of the Local Limited Partnerships, which occurred subsequent to March 31, 2012 compared to no such prepaid proceeds received during the year ended March 31, 2011. During the year ended March 31, 2012, $20,000 of operating income was received from Local Limited Partnerships compared to $79,000 received during the year ended March 31, 2011. Distributions and reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The Partnership reimbursed the General Partner or an affiliate $(71,000) of operating expenses that were paid on the Partnership’s behalf compared to $(35,000) reimbursed during the year ended March 31, 2011. The Partnership also paid the General Partner or an affiliate $(430,000) in accrued asset management fees during the year ended March 31, 2012 compared to $(109,000) paid during the year ended March 31, 2011.

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010 The net decrease in cash during the year ended March 31, 2011 was $(7,000) compared to a net decrease in cash for the year ended March 31, 2010 of $(54,000). There was a decrease of $(40,000) in proceeds from sale of Local Limited Partnerships during the year ended March 31, 2011. During the year ended March 31, 2011, proceeds of $58,000 were received by the Partnerships compared to $98,000 of proceeds received during the year ended March 31, 2010. The sales price, and therefore the gains, of the Local Limited Partnerships will vary depending on the value of the underlying Housing Complex compared to the outstanding debt owed on the Housing Complex. During the year ended March 31, 2011, $79,000 of distribution income and reporting fees were received from Local Limited Partnerships compared to $18,000 received during the year ended March 31, 2010. Distributions and reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The Partnership reimbursed the General Partner or an affiliate $(35,000) of operating expenses that were paid on the Partnership’s behalf compared to $(78,000) reimbursed during the year ended March 31, 2010. The Partnership also paid the General Partner or an affiliate $(109,000) in accrued asset management fees for the year ended March 31, 2011 compared to $(94,000) paid during the year ended March 31, 2010.

Accrued payables, which consist primarily of related party management fees due to the General Partner, net increase (decreased) by approximately $(326,000), $21,000 and $63,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total

Asset management fees (1)	$1,772,969	$68,303	$68,303	$68,303	$68,303	$2,253,999	$4,300,180
Total contractual cash obligations	$1,772,969	$68,303	$68,303	$68,303	$68,303	$2,253,999	$4,300,180

Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2012 have been included in the 2013 column. The projected asset management fees do not include Almond Garden Apartments Associates, Candleridge Apartments of Perry L.P II, Memory Lane, L. P, Nueva Sierra Vista Associates, L.P, Orosi Apartments L.P, Parlier Garden Apartments, L.P, Rosewood Apartments L.P, Sun Manor, L.P, Tahoe Pines Apartments, L.P, Waltnut-Pixley, L.P, Venus Retirement Village, Ltd, and Winters Investment Group, due to the fact that the Local Limited Partnerships were sold prior to the report date. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC California Housing Tax Credits III, L.P.

We have audited the accompanying balance sheets of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2012 and 2011, and the related statements of operations, partners’ deficit and cash flows for each of the years in the three-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. (a California Limited Partnership) as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to the years above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.

Bethesda, Maryland

June 14, 2012

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

BALANCE SHEETS (Audited)

	March 31
	2012	2011
ASSETS

Cash	$107,982	$173,114
Other assets	18,550	0
Investments in Local Limited Partnerships, net (Notes 2 and 3)	0	0

Total Assets	$126,532	$173,114

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Prepaid disposition proceeds	$25,000	$0
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,703,917	2,029,485

Total Liabilities	$1,728,917	$2,029,485

Partners’ deficit:
General Partner	(186,156)	(188,696)
Limited Partners (30,000 Partnership Units authorized; 18,000 Partnership Units issued and outstanding)	(1,416,229)	(1,667,675)

Total partners’ deficit	(1,602,385)	(1,856,371)

Total Liabilities and Partners’ Deficit	$126,532	$173,114

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

STATEMENTS OF OPERATIONS (Audited)

For the years ended March 31, 2012, 2011 and 2010

	For the Years Ended March 31
	2012	2011	2010

Reporting fees	$5,288	$20,733	$7,299
Distribution income	14,641	58,086	10,784

Total income	19,929	78,819	18,083

Operating expenses:
Asset management fees (Note 3)	92,738	126,540	159,020
Accounting and legal fees	41,263	32,456	71,265
Outsourcing expenses	4,120	0	0
Mailing expense	2,766	0	0
Other	7,076	5,835	3,531

Total operating expenses	147,963	164,831	233,816

Loss from operations	(128,034)	(86,012)	(215,733)

Gain on sale of Local Limited Partnerships	381,961	57,600	98,423

Interest income	59	229	251

Net income (loss)	$253,986	$(28,183)	$(117,059)

Net income (loss) allocated to:
General Partner	$2,540	$(282)	$(1,171)

Limited Partners	$251,446	$(27,901)	$(115,888)

Net income (loss) per Partnership Unit	$13.97	$(1.55)	$(6.44)

Outstanding weighted Partnership Units	18,000	18,000	18,000

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ DEFICIT (Audited)

For the years ended March 31, 2012, 2011 and 2010

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2009	$(187,243)	$(1,523,886)	$(1,711,129)

Net loss	(1,171)	(115,888)	(117,059)

Partners’ deficit at March 31, 2010	(188,414)	(1,639,774)	(1,828,188)

Net loss	(282)	(27,901)	(28,183)

Partners’ deficit at March 31, 2011	(188,696)	(1,667,675)	(1,856,371)

Net income	2,540	251,446	253,986

Partners’ deficit at March 31, 2012	$(186,156)	$(1,416,229)	$(1,602,385)

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS (Audited)

For the Years Ended March 31, 2012, 2011 and 2010

	For the Years Ended March 31
	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$253,986	$(28,183)	$(117,059)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in prepaid sales proceeds	25,000	0	0
Gain on sale of Local Limited Partnerships	(381,961)	(57,600)	(98,423)
Increase in other assets	(18,550)	0	0
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(325,568)	20,976	62,749

Net cash used in operating activities	(447,093)	(64,807)	(152,733)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	381,961	57,600	98,423

Net cash provided by investing activities	381,961	57,600	98,423

Net decrease in cash	(65,132)	(7,207)	(54,310)

Cash, beginning of year	173,114	180,321	234,631

Cash, end of year	$107,982	$173,114	$180,321

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years ended March 31, 2012, 2011 and 2010

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

For the Years Ended March 31, 2012, 2011 and 2010

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

For the Years Ended March 31, 2012, 2011 and 2010

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period must satisfy the “reasonable belief” test outlined above to avoid recapture. The date of termination of the ten-year credit period and the Compliance Period for each of the Partnership’s remaining Housing Complexes is set forth in Item 1 hereof.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

As of March 31, 2011, the Partnership sold its Local Limited Partnership Interest in Candleridge Perry L.P. II, Nueva Sierra Vista Associates, Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P. and Tahoe Pines Apartment, L.P.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended March 31, 2012 the Local Limited Partnership Interest in Walnut – Pixley, L.P. (Walnut-Pixley) was sold. A related entity of the Local General Partner of Walnut-Pixley purchased the Partnership’s Local Limited Partnership Interest for $265,164. The Limited Partnership Agreement has an Option to Purchase Clause and the Local General Partner chose to exercise that option. The property was appraised for $1,800,000, had outstanding mortgage debt as of December 31, 2010 of $1,423,143 and $195,376 was due to the Local General Partner. There were replacement reserves of $83,683 which remained with the seller, which resulted in sales proceeds of $265,164. The Partnership incurred legal expenses of $1,080 resulting in a gain of $264,084 recorded during the year ended March 31, 2012. The Partnership paid $255,164 of accrued asset management fees and the remaining $10,000 was placed in the Partnership’s reserve for future operating expenses. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

The Local Limited Partnership Interest in Orosi Apartments, Ltd. (Orosi) was also sold during the year ended March 31, 2012. Consistent with the investment objectives of the Partnership, the Housing Complex qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The credit period has expired, and no further credits are being generated by the Housing Complex. The Compliance Period has also expired; therefore, there will be no credit recapture upon the transfer of the Local Limited Partnership. On March 11, 2011, the Partnership filed preliminary solicitation material to the Securities and Exchange Commission (“SEC”) for the written consent of the Limited Partners for the commencement of disposition. The preliminary material was then amended on March 18, 2011. Definitive materials were filed on March 24, 2011. The disposition was approved with the majority of the votes. The total sales price including replacement reserves was $1,912,306, which was disbursed as follows: the General Partner of Orosi was paid $71,600 in sales preparation fees, $1,743,159 was used to pay off the outstanding mortgages and $2,125 in selling costs were paid. The remaining proceeds of $95,422 were distributed to the Partnership. The Partnership’s investment balance was zero at March 31, 2011. The Partnership incurred legal expenses of $4,045, therefore, a gain of $91,377 was recorded during the year ended March 31, 2012. The $95,422 of cash proceeds were used as follows: $85,422 in accrued asset management fees were paid and the remaining $10,000 was placed in the Partnership’s reserve for future operating expenses.

The Local Limited Partnership Interest in Memory Lane, L. P. (“Memory Lane”) was sold to an affiliate of the Local Limited Partnership for $30,000 during the year ended March 31, 2012. Memory Lane was appraised for $470,000 and had a mortgage note balance of $641,435 as of December 31, 2010. The Partnership incurred $3,500 in appraisal expenses which was netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero at the time of sale; therefore a gain of $26,500 was recorded during the year ended March 31, 2012. The $30,000 of cash proceeds were used as follows: $13,043 in accrued asset management fees were paid, $6,957 went towards unpaid operating expense and advances, and $10,000 was placed in the Partnership’s reserve for future operating expenses. No cash distribution was made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

As of March 31, 2012, the Local Limited Partnership Interest in Sun Manor, L.P. (“Sun Manor”) was identified to be sold to an affiliate of the Local General Partner. The buyer offered $30,000 to purchase the Local Limited Partnership Interest. Sun Manor was appraised for $490,000 and had a mortgage note balance of $1,000,584 as of December 31, 2011. The Partnership has incurred $3,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $27,000 will be recorded during the respective period. The payment for the sale of Sun Manor will be made in six installments of $5,000 each. The Partnership received five installments totaling $25,000 as of March 31, 2012 and the proceeds were recorded as prepaid disposition proceeds. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The Local Limited Partnership was sold on April 30, 2012.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2012, the Local Limited Partnership Interest in Almond Garden Apartments Associates (Almond Garden) was identified for sale and was sold subsequent thereto on May 1, 2012. The buyer offered $35,000 to purchase the Local Limited Partnership Interest. Almond Garden was appraised for $740,000 and had a mortgage note balance of $1,300,000 as of December 31, 2011. The Partnership has incurred $1,500 in appraisal expenses and $385 in legal fees which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $33,115 will be recorded during the respective period. The $35,000 of cash proceeds were used as follows: $25,000 in accrued asset management fees were paid and $10,000 was placed in the Partnership’s reserve for future operating expenses. No cash distribution was made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

As of March 31, 2012, the Local Limited Partnership Interest in Buccaneer Villas, Limited was identified to be sold to an affiliate of the Local General Partner. The buyer offered $30,000 to purchase the Local Limited Partnership Interest. The funds will be placed into the Partnership’s reserves and will be used to reimburse the General Partner or an affiliate for prepaid operating expenses. Buccaneer was appraised for $1,300,000 and had a mortgage note balance of $1,379,000 as of December 31, 2011. The Partnership has incurred $3,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $27,000 will be recorded during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close on June 15, 2012.

As of March 31, 2012, the Local Limited Partnership Interest in Almond View Apartments, Limited was identified to be sold to an affiliate of the Local General Partner. The buyer offered $22,500 to purchase the Local Limited Partnership Interest. The funds will be placed into the Partnership’s reserves and will be used to reimburse the General Partner or an affiliate for prepaid operating expenses. Almond View was appraised for $1,300 and had a mortgage note balance of $2,912,000 as of December 31, 2011. The Partnership has incurred $1,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $21,500 will be recorded during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close on July 31, 2012.

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and were being amortized over 27.5 years. (See Notes 2 and 3)

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2012 and 2011, the Partnership had no cash equivalents.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2011. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-K.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2012 and 2011, the Partnership owns Local Limited Partnership interests in 8 and 11 Local Limited Partnerships, respectively. As of March 31, 2012 and 2011, these Local Limited Partnerships each own one Housing Complex consisting of an aggregate of 343 and 425 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2012 and 2011, are approximately $2,252,000 and $1,431,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2012 and 2011, the investment accounts in all of Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnerships estimated share of losses for the years ended March 31, 2012, 2011 and 2010, amounting to approximately $487,000, $477,000 and $736,000, respectively, have not been recognized. As of March 31, 2012, the aggregate share of net losses not recognized by the Partnership amounted to $4,043,000.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

COMBINED CONDENSED BALANCE SHEETS

	2011	2010
ASSETS

Buildings and improvements, net of accumulated depreciation as of December 31, 2011 and 2010 of $10,402,000 and $12,321,000 respectively.	$7,921,000	$11,333,000
Land	833,000	1,647,000
Other assets	1,259,000	1,660,000

Total Assets	$10,013,000	$14,640,000

LIABILITIES

Mortgage loans payable	$9,998,000	$13,197,000
Due to related parties	832,000	1,471,000
Other liabilities	1,569,000	1,731,000

Total Liabilities	12,399,000	16,399,000

PARTNERS’ DEFICIT

WNC California Housing Tax Credits III, L.P.	(2,252,000)	(1,431,000)
Other partners	(134,000)	(328,000)

Total Partners’ Deficit	(2,386,000)	(1,759,000)

Total Liabilities and Partners’ Deficit	$10,013,000	$14,640,000

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009

Revenues	$2,273,000	$2,759,000	$3,684,000

Expenses:
Operating expenses	1,717,000	2,014,000	2,673,000
Interest expense	418,000	473,000	714,000
Depreciation and amortization	629,000	754,000	1,042,000

Total expenses	2,764,000	3,241,000	4,429,000

Net loss	$(491,000)	$(482,000)	$(745,000)

Net loss allocable to the Partnership	$(487,000)	$(477,000)	$(736,000)

Net loss recorded by the Partnership	$-	$-	$-

Additionally, the financial information for the year ended December 31, 2011 does not include information for Candleridge Apartments of Perry L.P. II, Nueva Sierra Vista Associates, Parlier Garden Apartments, Tahoe Pines Apartments, Venus Retirement, Memory Lane L.P, Orosi Apartments Ltd, and Walnut-Pixley L.P, since the Partnership sold its Local Limited Partnership Interest in those particular Local Limited Partnerships as of December 31, 2011. The financial information for the year ended December 31, 2010 does not include information for Candleridge Apartments of Perry L.P. II, Nueva Sierra Vista Associates, Parlier Garden Apartments, Tahoe Pines Apartments and Venus Retirement, since the Partnership sold its Local Limited Partnership Interest in those particular Local Limited Partnerships as of December 31, 2010. The December 31, 2009 financial information above does not include the financial information for Venus Retirement.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or its affiliates for the following items:

Acquisition fees equal to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,620,000. Accumulated amortization of these capitalized costs was $1,620,000 as of all periods presented.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $92,738, $126,540 and $159,020 were incurred during the years ended March 31, 2012, 2011 and 2010, respectively, of which $429,628, $108,645 and $93,623 was paid during the years ended March 31, 2012, 2011 and 2010, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $71,000, $35,000 and $78,000 during the years ended March 31, 2012, 2011 and 2010, respectively. The unpaid operating expenses reimbursable to the General Partner or its affiliates were $14,422, $3,100 and $18 for the years ended March 31, 2012, 2011 and 2010, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2012	2011

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$14,422	$3,100

Asset management fee payable	1,689,495	2,026,385

Total	$1,703,917	$2,029,485

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2012

Income	$16,000	$2,000	$-	$2,000

Operating expenses	54,000	35,000	22,000	37,000

Loss from operations	(38,000)	(33,000)	(22,000)	(35,000)

Gain on sale of Local Limited Partnerships	356,000	-	26,000	-

Net income (loss)	318,000	(33,000)	4,000	(35,000)

Net income (loss) available to Limited Partners	315,000	(33,000)	4,000	(35,000)

Net income (loss) per Partnership Unit	17	(2)	-	(2)

	June 30	September 30	December 31	March 31
2011

Income	$56,000	$14,000	$6,000	$3,000

Operating expenses	36,000	61,000	35,000	33,000

Loss from operations	20,000	(47,000)	(29,000)	(30,000)

Gain on sale of Local Limited Partnerships	-	25,000	33,000	-

Net income (loss)	20,000	(22,000)	4,000	(30,000)

Net income (loss) available to Limited Partners	20,000	(22,000)	4,000	(30,000)

Net income (loss) per Partnership Unit	1	(1)	-	(2)

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED, continued

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 5 - SUBSEQUENT EVENTS

As of March 31, 2012, the Local Limited Partnership Interest in Sun Manor, L.P. (“Sun Manor”) was identified to be sold to an affiliate of the Local General Partner. The buyer offered $30,000 to purchase the Local Limited Partnership Interest. Sun Manor was appraised for $490,000 and had a mortgage note balance of $1,000,584 as of December 31, 2011. The Partnership has incurred $3,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $27,000 will be recorded during the respective period. The payment for the sale of Sun Manor will be made in six installments of $5,000 each. The Partnership received five installments totaling $25,000 as of March 31, 2012 and the proceeds were recorded as prepaid disposition proceeds. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The Local Limited Partnership was sold on April 30, 2012.

As of March 31, 2012, the Local Limited Partnership Interest in Almond Garden Apartments Associates (Almond Garden) was identified for sale and was sold subsequent thereto on May 1, 2012. The buyer offered $35,000 to purchase the Local Limited Partnership Interest. Almond Garden was appraised for $740,000 and had a mortgage note balance of $1,300,000 as of December 31, 2011. The Partnership has incurred $1,500 in appraisal expenses and $385 in legal fees which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $33,115 will be recorded during the respective period. The $35,000 of cash proceeds were used as follows: $25,000 in accrued asset management fees were paid and $10,000 was placed in the Partnership’s reserve for future operating expenses. No cash distribution was made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

As of the end of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2012. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2012.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 81, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 49, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is an Executive Vice President, Chief Operating Officer, chair of the Acquisition Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer, age 59, is an Executive Vice President, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Darrick Metz, age 41, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 53, is Senior Vice President – Fund Management and, accordingly, oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 43, is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Kelly Henderson, age 40, is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan, age 32, is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in Economics with an emphasis in Accounting.

Paula Hall, age 45, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 48, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Thomas F. Maxwell, age 60, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the tax credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national tax credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 75, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 49, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

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

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual asset management fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of approximately $93,000, $127,000 and $159,000 were incurred during the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership paid the General Partner and or its affiliates approximately $430,000, $109,000 and $94,000 of those fees during the years ended March 31, 2012, 2011 and 2010, respectively.

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

Reimbursement to the General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.4 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report). The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for advertising and promotion, management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were approximately $14,000, $3,100, $18 for the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $71,000, $35,000 and $78,000 during the years ended March 31, 2012, 2011 and 2010, respectively.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $0 for Associates and $0 for the General Partner in the aggregate for the tax years (calendar years) ended December 31, 2011, 2010 and 2009. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2012, 2011 and 2010. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2012, 2011 or 2010.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2012	2011

Audit Fees	$27,470	$24,010
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$30,505	$27,045

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of Financial statements included in Part II hereof:

Balance Sheets, March 31, 2012 and 2011

Statements of Operations for the years ended March 31, 2012, 2011 and 2010

Statements of Partners’ Deficit for the years ended March 31, 2012, 2011 and 2010

Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010

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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2012 and 2011, (ii) the Statements of Operations for the years ended March 31, 2012, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010 and (iv) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC California Housing Tax Credits III, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings and Equipment	Accumulated Depreciation	Net Book Value

Almond Garden Apartment Associates (1)	Delhi, California	$391,000	$391,000	$1,300,000	$93,000	$1,850,000	$(1,159,000)	$784,000

Almond View Apartments, Ltd.(2)	Stockton, California	1,639,000	1,639,000	1,634,000	110,000	3,424,000	(2,152,000)	1,382,000

Buccaneer Associates, Limited (2)	Fernandia Beach, Florida	365,000	365,000	1,379,000	60,000	2,158,000	(999,000)	1,219,000

Colonial Village Roseville	Roseville, California	2,811,000	2,811,000	1,557,000	316,000	5,126,000	(3,176,000)	2,266,000

Dallas County Housing, Ltd.	Orrville, Alabama	130,000	130,000	580,000	35,000	774,000	(397,000)	412,000

La Paloma del Sol Limited Partnership	Deming, New Mexico	254,000	254,000	1,347,000	101,000	1,846,000	(832,000)	1,115,000

Old Fort Highway Limited Partnership	Hidalgo, Texas	249,000	249,000	1,201,000	78,000	1,760,000	(806,000)	1,032,000

Sun Manor, L.P. (1)	Itta Bena, Mississippi	230,000	230,000	1,000,000	40,000	1,385,000	(881,000)	544,000

		$6,069,000	$6,069,000	$9,998,000	$833,000	$18,323,000	$(10,402,000)	$8,754,000

(1)The Local Limited Partnership has been identified for sale as of March 31, 2012 and was sold subsequent thereto.

(2) The Local Limited Partnership has been identified for sale as of March 31, 2012.

WNC California Housing Tax Credits III, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Almond Garden Apartment Associates (1)	$216,000	$(49,000)	1994	Completed	27.5

Almond View Apartments, Ltd.(2)	265,000	(255,000)	1994	Completed	27.5

Buccaneer Associates, Limited (2)	325,000	(16,000)	1994	Completed	40

Colonial Village Roseville	576,000	(90,000)	1993	Completed	27.5

Dallas County Housing, Ltd.	98,000	5,000	1993	Completed	40

La Paloma del Sol Limited Partnership	209,000	(10,000)	1993	Completed	40

Old Fort Limited Partnership	249,000	(25,000)	1993	Completed	40

Sun Manor, L.P. (1)	202,000	(52,000)	1993	Completed	27.5

	$2,140,000	$(492,000)

(1)	The Local Limited Partnership has been identified for sale as of March 31, 2012 and was sold subsequent thereto.
(2)	The Local Limited Partnership has been identified for sale as of March 31, 2012.

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

WNC California Housing Tax Credits III, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Almond Garden Apartment Associates	$207,000	$(56,000)	1994	Completed	27.5

Almond View Apartments, Ltd.	290,000	(252,000)	1994	Completed	27.5

Buccaneer Associates, Limited	307,000	(35,000)	1994	Completed	40

Colonial Village Roseville	572,000	(58,000)	1993	Completed	27.5

Dallas County Housing, Ltd.	97,000	2,000	1993	Completed	40

La Paloma del Sol Limited Partnership	210,000	(5,000)	1993	Completed	40

Memory Lane Limited Partnership	98,000	(8,000)	1994	Completed	25

Old Fort Limited Partnership	257,000	(6,000)	1993	Completed	40

Orosi Apartments, Ltd. (1)	258,000	(19,000)	1993	Completed	50

Sun Manor, L.P.	203,000	(29,000)	1993	Completed	27.5

Walnut - Pixley, L.P. (1)	185,000	(16,000)	1993	Completed	40

	$2,684,000	$(482,000)

(1)	The Local Limited Partnership has been identified for disposition as of March 31, 2011.

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

Date: June 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:	June 14, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:	June 14, 2012

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:	June 14, 2012

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:	June 14, 2012

