Form 10-Q
period 2012-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2012-08-14
CIK 892997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [  ]   No[X]

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quartely Period Ended June 30, 2012

2

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	March 31, 2012

ASSETS

Cash	$103,594	$107,982
Due from affiliate	3,000	-
Other assets	11,687	18,550
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$118,281	$126,532

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Prepaid disposition proceeds	$-	$25,000
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	1,678,858	1,703,917

Total Liabilities	1,678,858	1,728,917

Partners’ Deficit:
General Partner	(185,738)	(186,156)
Limited Partners (30,000 Partnership Units authorized; 18,000 Partnership Units issued and outstanding)	(1,374,839)	(1,416,229)

Total Partners’ Deficit	(1,560,577)	(1,602,385)

Total Liabilities and Partners’ Deficit	$118,281	$126,532

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
	Three Months	Three Months

Distribution income	$-	$14,573
Reporting fees	600	1,648

Total operating income	600	16,221

Operating expenses:
Asset management fees (Note 3)	17,895	27,823
Legal and accounting fees	18,627	24,154
Other	2,923	1,987

Total operating expenses	39,445	53,964

Loss from operations	(38,845)	(37,743)

Gain on sale of Local Limited Partnerships	80,642	355,462

Interest income	11	28

Net income	$41,808	$317,747

Net income allocated to:
General Partner	$418	$3,177

Limited Partners	$41,390	$314,570

Net income per Partnership Unit	$2	$17

Outstanding weighted Partnership Units	18,000	18,000

See accompanying notes to condensed financial statements

F-2

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2012	$(186,156)	$(1,416,229)	$(1,602,385)

Net income	418	41,390	41,808

Partners’ deficit at June 30, 2012	$(185,738)	$(1,374,839)	$(1,560,577)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2012

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$41,808	$317,747
Adjustments to reconcile net income to net cash used in operating activities:
Decrease in accrued fees and expenses due to
General Partner and affiliates	(5,609)	(365,645)
Increase in accrued expenses	-	12,877
Decrease in other assets	6,863	-
Gain on sale of Local Limited Partnerships	(80,642)	(355,462)

Net cash used in operating activities	(37,580)	(390,483)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	33,192	355,462

Net cash provided by investing activities	33,192	355,462

Net decrease in cash	(4,388)	(35,021)

Cash, beginning of period	107,982	173,114

Cash, end of period	$103,594	$138,093

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

Significant noncash investing activities:

During the three months ended June 30, 2012, One Local Limited Partnership was sold for $22,450 with proceeds paid directly to Associates, which resulted in a decrease in accrued fees and expenses due to General Partner and affiliates of $19,450 and an increase in due from affiliates of $3,000.

During the three months ended June 30, 2012, Prepaid disposition proceeds was decreased for $25,000 and gain on sale of Local Limited Partnership was increased for $25,000.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended June 30, 2012

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

For the Quarterly Period Ended June 30, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

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

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates were one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. All Local Limited Partnerships have completed their Compliance Periods.

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

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2012.

As of March 31, 2012, the Partnership sold its Local Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P II, Nueva Sierra Vista Associates, L.P., Walnut – Pixley, L.P., Orosi Apartments, Ltd., and Memory Lane, L. P.

The following table reflects the 3 Local Limited Partnership interests that were sold during the three months ended June 30, 2012. No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/2011	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on Sale

Sun Manor, L.P.	$1,000,000	$490,000	4/30/2012	$30,000	$4,200	$25,800
Almond Garden Apartments Associates	1,300,000	740,000	5/1/2012	35,000	2,376	32,624
Buccaneer Villas, Limited	1,379,000	1,300,000	6/1/2012	22,450	232	22,218

The sales proceeds from the sale of Buccaneer Villas, Limited were paid directly to the General Partner or affiliates. As shown in the table below, $19,450 was used to reimburse the General Partner or affiliates for accrued asset management fees. The remaining $3,000 will be returned to the Partnership’s reserves and is included in due from affiliate as of June 30, 2012.

The following table represents the anticipated use of the cash proceeds from the dispositions of the three Local Limited Partnerships during the three months ended June 30, 2012:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expense

Sun Manor, L.P.	$30,000	$-	$20,000	$10,000
Almond Garden Apartments Associates	35,000	-	25,000	10,000
Buccaneer Villas, Limited	22,450	-	19,450	3,000

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of June 30, 2012 the Local Limited Partnership Interest in Almond View Apartments, Limited was identified to be sold to an affiliate of the Local General Partner. The buyer offered $22,500 to purchase the Local Limited Partnership Interest. The funds will be placed into the Partnership’s reserves and will be used to reimburse the General Partner or an affiliate for operating expenses paid on the Partnership’s behalf. Almond View was appraised for $1,300 and had a mortgage note balance of $2,912,000 as of December 31, 2011. The Partnership has incurred $1,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $21,500 will be recorded during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close on August 31, 2012.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2012

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2012, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended June 30, 2012

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 5 and 18 Local Limited Partnerships, respectively. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 225 and 343 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenue	$357,000	$576,000
Expenses:
Operating expenses	267,000	431,000
Interest expense	72,000	96,000
Depreciation and amortization	112,000	161,000

Total expenses	451,000	688,000

Net loss	$(94,000)	(112,000)

Net loss allocable to the Partnership	$(93,000)	(111,000)

Net loss recorded by the Partnership	$-	$-

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $17,895 and $27,823 were incurred during the three months ended June 30, 2012 and 2011, respectively. The Partnership paid the General Partner and/or its affiliates $64,450 and $390,586 of those fees during the three months ended June 30, 2012 and 2011, respectively.

(b)	Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned during the periods presented.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 and $21,269 during the three months ended June 30, 2012 and 2011.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$35,919	$14,422
Asset management fees payable	1,642,939	1,689,495
Total	$1,678,858	$1,703,917

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2012 consisted of $104,000 in cash, $3,000 in due from affiliate and $12,000 in other assets. Liabilities at June 30, 2012, consisted of $1,679,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. The Partnership’s net income for the three months ended June 30, 2012 was $42,000, reflecting a decrease of $(276,000) from the $318,000 net income for the three months ended June 30, 2011. The decrease in net income was primarily due to a decrease of $(274,000) in gain on sale of Local Limited Partnerships for the three months ended June 30, 2012 compared to three months ended June 30, 2011. The gains recorded vary based on the sales prices and values of the Local Limited Partnerships sold. There was a decrease of $(15,000) in distribution income as well as a $(2,000) decrease in reporting fees for the three months ended June 30, 2012. Those fees can vary depending on when the Local Limited Partnerships’ cash flow will allow for payment. There was also a $10,000 decrease in asset management fees for the three months ended June 30, 2012. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees incurred by the Partnership. The legal and accounting expenses decreased by $5,000 for the three months ended June 30, 2012 due to the timing of the work performed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. Net cash used in the three months ended June 30, 2012 was $(4,000) compared to net cash used during the three months ended June 30, 2011 of $(35,000). The change was due to the fact that during the three months ended June 30, 2012 the Partnership received $(15,000) less in distribution income and $(1,000) less in reporting fees as compared to the three months ended June 30, 2011 as discussed above. During the three months ended June 30, 2012 the Partnership paid $(64,450) and $(0) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $(391,000) and $(21,000) paid for accrued asset management fees and reimbursements due to the General Partner or affiliate during the three months ended June 30, 2011, respectively. During the three months ended June 30, 2012, the Partnership received $33,000 in net cash proceeds from the disposition of three of its Local Limited Partnership Interests compared to $355,000 in sales proceeds received from the disposition of two of its Local Limited Partnership Interests during the three months ended June 30, 2011.

During the three months ended June 30, 2012 accrued payables, which consist primarily of related party asset management fees due to the General Partner or affiliates, decreased by $25,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. However, Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership's condensed financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

Item 5. Other Information

NONE

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month periods ended June 30, 2012 and June 30, 2011, (iii) the Condensed Statements of Cash Flows for the three months ended June 30, 2012 and June 30, 2011 and (iv) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By: WNC Tax Credit Partners III General Partner

By:	/s/ Wilfred N. Cooper Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	August 14, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date:	August 14, 2012

