Form 10-Q
period 2012-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2012-11-14
CIK 892997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2012

2

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012

ASSETS

Cash	$45,998	$107,982
Other assets	6,838	18,550
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$52,836	$126,532

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Prepaid disposition proceeds	-	25,000
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,599,254	$1,703,917

Total Liabilities	1,599,254	1,728,917

Partners’ Deficit:
General Partner	(185,596)	(186,156)
Limited Partners (30,000 Partnership Units authorized; 18,000 Partnership Units issued and outstanding)	(1,360,822)	(1,416,229)

Total Partners’ Deficit	(1,546,418)	(1,602,385)

Total Liabilities and Partners’ Deficit	$52,836	$126,532

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012		2011
	Three Months	Six Months	Three Months	Six Months

Distribution income	$-	$-	$-	$14,573
Reporting fees	-	600	1,640	3,288

Total operating income	-	600	1,640	17,861

Operating expenses:
Asset management fees (Note 3)	14,693	32,588	21,991	49,814
Legal and accounting fees	7,698	26,325	3,702	27,856
Outsourcing expenses	3,125	3,796	3,189	3,189
Mailing expenses	981	981	2,767	2,767
Other	458	2,710	3,226	5,213

Total operating expenses	26,955	66,400	34,875	88,839

Loss from operations	(26,955)	(65,800)	(33,235)	(70,978)

Gain on sale of Local Limited Partnerships	41,109	121,751	-	355,462

Interest income	5	16	10	38

Net income (loss)	$14,159	$55,967	$(33,225)	$284,522

Net income (loss) allocated to:
General Partner	$142	$560	$(332)	$2,845

Limited Partners	$14,017	$55,407	$(32,893)	$281,677

Net income (loss) per Partnership Unit	$1	$3	$(2)	$16

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000

See accompanying notes to condensed financial statements

F-2

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2012	$(186,156)	$(1,416,229)	$(1,602,385)

Net income	560	55,407	55,967

Partners’ deficit at September 30, 2012	$(185,596)	$(1,360,822)	$(1,546,418)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$55,967	$284,522
Adjustments to reconcile net income to net cash used in operating activities:
Decrease in other assets	11,712	-
Gain on sale of Local Limited Partnerships	(121,751)	(355,462)
Decrease in accrued fees and expenses due to General Partner and affiliates	(85,213)	(362,914)

Net cash used in operating activities	(139,285)	(433,854)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	77,301	355,462

Net cash provided by investing activities	77,301	355,462

Net decrease in cash	(61,984)	(78,392)

Cash, beginning of period	107,982	173,114

Cash, end of period	$45,998	$94,722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates.	$19,450	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

Organization

WNC California Housing Tax Credits III, L.P. (the “Partnership”), is a California Limited Partnership formed under the laws of the State of California on October 5, 1992 and began operations on July 19, 1993. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering on July 22, 1994, a total of 17,990 Partnership Units representing $17,990,000 had been sold. During 1995, an additional 10 Partnership Units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

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

For the Quarterly Period Ended September 30, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2012.

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership interest, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on sale of the Local Limited Partnership. Deferred disposition costs are included in other assets on the condensed balance sheets.

As of March 31, 2012, the Partnership sold its Local Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P II, Nueva Sierra Vista Associates, L.P., Walnut – Pixley, L.P., Orosi Apartments, Ltd., and Memory Lane, L. P.

The following table reflects the 5 Local Limited Partnership interests that were sold during the six months ended September 30, 2012. No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/2011	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on Sale

Sun Manor, L.P.	$1,000,000	$490,000	4/30/2012	$30,000	$4,200	$25,800
Almond Garden Apartments Associates	1,300,000	740,000	5/1/2012	35,000	2,376	32,624
Buccaneer Villas, Limited	1,379,000	1,300,000	6/1/2012	22,450	232	22,218
Dallas County Housing, Ltd.	580,000	370,000	8/31/2012	21,953	3,015	18,938
Old Fort Limited Partnership	1,201,000	690,000	8/31/2012	25,000	2,829	22,171

The sales proceeds from the sale of Buccaneer Villas, Limited were paid directly to the General Partner or affiliates. As shown in the table below, $19,450 was used to reimburse the General Partner or affiliates for accrued asset management fees. The remaining $3,000 was returned to the Partnership’s reserves during the six months ended September 30, 2012.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the anticipated use of the cash proceeds from the dispositions of the five Local Limited Partnerships during the six months ended September 30, 2012:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expense

Sun Manor, L.P.	$30,000	$-	$20,000	$10,000
Almond Garden Apartments Associates	35,000	-	25,000	10,000
Buccaneer Villas, Limited	22,450	-	19,450	3,000
Dallas County Housing, Ltd.	21,953	-	20,953	1,000
Old Fort Limited Partnership	25,000	-	22,000	3,000

As of September 30, 2012 the Local Limited Partnership Interest in Almond View Apartments, Limited was identified to be sold to an affiliate of the Local General Partner. The buyer offered $22,500 to purchase the Local Limited Partnership Interest. The funds will be placed into the Partnership’s reserves and will be used to reimburse the General Partner or an affiliate operating expenses paid on the Partnership’s behalf. Almond View was appraised for $1,300 and had a mortgage note balance of $2,912,000 as of December 31, 2011. The Partnership has incurred $1,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $21,500 will be recorded during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close on November 30, 2012.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2012, all of the investment balances had reached zero.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 3 and 8 Local Limited Partnerships, respectively. As of September 30, 2012 and March 31, 2012, these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 166 and 343 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenue	$625,000	$1,152,000
Expenses:
Operating expenses	469,000	862,000
Interest expense	135,000	192,000
Depreciation and amortization	204,000	322,000

Total expenses	808,000	1,376,000

Net loss	$(183,000)	(224,000)

Net loss allocable to the Partnership	$(181,000)	$(222,000)

Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)	An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $32,588 and $49,814 were incurred during the six months ended September 30, 2012 and 2011, respectively. The Partnership paid the General Partner and its affiliates $134,903 and $416,586 of those fees during the six months ended September 30, 2012 and 2011, respectively.

(b)	Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned during the periods presented.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $37,101 and $40,290 during the six months ended September 30, 2012 and 2011, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$12,074	$14,422
Asset management fee payable	1,587,180	1,689,495
Total	$1,599,254	$1,703,917

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2012 consisted of $46,000 in cash and $7,000 in other assets. Liabilities at September 30, 2012 consisted of $1,599,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011. The Partnership’s net income for the three months ended September 30, 2012 was $14,000, reflecting a increase of $47,000 from the $(33,000) net loss for the three months ended September 30, 2011. The increase in net income was primarily due to an increase of $41,000 in gain on sale of Local Limited Partnerships for the three months ended September 30, 2012. Two Local Limited Partnerships were sold during the three months ended September 30, 2012 compared to no Local Limed Partnerships sold during the three months ended September 30, 2011. The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations. The reporting fees also decreased by $(2,000) for the three months ended September 30, 2012. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The mailing expenses decreased by $2,000 for the three months ended September 30, 2012 due to the decrease in proxy mailings related to the dispositions. There was a $(4,000) increase in legal and accounting fees for the three months ended September 30, 2012 due to the timing of the accounting work performed. Additionally, there was an $7,000 decrease in asset management fees. These fees are calculated based on the invested assets, which decreased due to the dispositions of Local Limited Partnerships in the prior year.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011. The Partnership’s net income for the six months ended September 30, 2012 was $56,000, reflecting a decrease of $(229,000) from the $285,000 net income for the six months ended September 30, 2011. The decrease in net income was partially due to a$(233,000) decrease in gain on sale of Local Limited Partnerships for the six months ended September 30, 2012. The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations. There was also a $17,000 decrease in asset management fees for the six months ended September 30, 2012. These fees are calculated based on the invested assets, which decreased due to the dispositions of Local Limited Partnerships in the prior year. There was a $2,000 decrease in legal and accounting fees for the six months ended September 30, 2012 due to the timing of the accounting work performed. The distribution income and reporting fees decreased by $(15,000) and $(2,000), respectively, for the six months ended September 30, 2012. Local Limited Partnerships pay distribution income and reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The mailing expenses decreased by $2,000 for the six months ended September 30, 2012 due to the decrease in proxy mailings related to the dispositions.

Liquidity and Capital Resources

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011. The net cash used during the six months ended September 30, 2012 was $(62,000) compared to net cash used during the six months ended September 30, 2011 of $(78,000). For the six months ended September 30, 2012, there was a decrease of $301,000 in cash paid for accrued asset management fees in addition to a decrease of $(3,000)in cash paid to the General Partner or an affiliate for reimbursements of operating expenses which were paid on behalf of the Partnership. During the six months ended September 30, 2012, the Partnership received $77,000 in net cash proceeds from the disposition of two of its Local Limited Partnerships compared to $355,000 of net sales proceeds received during the six months ended September 30, 2011.

During the six months ended September 30, 2012 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, decreased by $105,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s condensed financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three and six-month periods ended September 30, 2012 and September 30, 2011, (iii) the Condensed Statements of Cash Flows for the six months ended September 30, 2012 and September 30, 2011 and (iv) the Notes to Condensed Financial Statements.

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

Date: November 13, 2012

By:	/s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 13, 2012

