Form 10-Q
period 2012-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2013-02-08
CIK 892997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0-23908

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

California	33-0531301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2012

2

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2012	March 31, 2012

ASSETS

Cash	$28,876	$107,982
Other assets	6,838	18,550
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$35,714	$126,532

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,599,909	$1,703,917
Prepaid disposition proceeds	-	25,000

Total Liabilities	1,599,909	1,728,917

Partners’ Deficit:
General Partner	(185,774)	(186,156)
Limited Partners (30,000 Partnership Units authorized; 18,000 Partnership Units issued and outstanding)	(1,378,421)	(1,416,229)

Total Partners’ Deficit	(1,564,195)	(1,602,385)

Total Liabilities and Partners’ Deficit	$35,714	$126,532

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012		2011
	Three Months	Nine Months	Three Months	Nine Months

Distribution income	$-	$-	$-	$14,573
Reporting fees	-	600	-	3,288

Total operating income	-	600	-	17,861

Operating expenses:
Asset management fees (Note 3)	12,729	45,317	21,991	71,805
Legal and accounting fees	3,585	29,910	408	28,264
Outsourcing expenses	603	4,399	-	3,189
Mailing expenses	-	981	-	2,767
Other	862	3,572	52	5,265

Total operating expenses	17,779	84,179	22,451	111,290

Loss from operations	(17,779)	(83,579)	(22,451)	(93,429)

Gain on sale of Local Limited Partnerships	-	121,751	26,499	381,961

Interest income	2	18	11	49

Net income (loss)	$(17,777)	$38,190	$4,059	$288,581

Net income (loss) allocated to:
General Partner	$(178)	$382	$41	$2,886

Limited Partners	$(17,599)	$37,808	$4,018	$285,695

Net income (loss) per Partnership Unit	$(1)	$2	$-	$16

Outstanding weighted Partnership Units	18,000	18,000	18,000	18,000

See accompanying notes to condensed financial statements

F-2

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2012	$(186,156)	$(1,416,229)	$(1,602,385)

Net income	382	37,808	38,190

Partners’ deficit at December 31, 2012	$(185,774)	$(1,378,421)	$(1,564,195)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$38,190	$288,581
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(121,751)	(381,961)
(Increase) decrease in other assets	11,712	(16,187)
Increase in prepaid disposition proceeds	-	10,000
Decrease in accrued fees and expenses due to General Partner and affiliates	(84,558)	(340,775)

Net cash used in operating activities	(156,407)	(440,342)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	77,301	381,961

Net cash provided by investing activities	77,301	381,961

Net decrease in cash	(79,106)	(58,381)

Cash, beginning of period	107,982	173,114

Cash, end of period	$28,876	$114,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates.	$19,450	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended December 31, 2012

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

For the Quarterly Period Ended December 31, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2014.

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

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2012.

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

The following table reflects the 5 Local Limited Partnership interests that were sold during the nine months ended December 31, 2012. No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

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

The sales proceeds from the sale of Buccaneer Villas, Limited were paid directly to the General Partner or affiliates. As shown in the table below, $19,450 was used to reimburse the General Partner or affiliates for accrued asset management fees. The remaining $3,000 was returned to the Partnership’s reserves during the nine months ended December 31, 2012.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the anticipated use of the cash proceeds from the dispositions of the five Local Limited Partnerships during the nine months ended December 31, 2012:

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

As of December 31, 2012 the Local Limited Partnership Interest in Almond View Apartments, Limited was identified to be sold to an affiliate of the Local General Partner. The buyer offered $22,500 to purchase the Local Limited Partnership Interest. The funds will be placed into the Partnership’s reserves and will be used to reimburse the General Partner or an affiliate operating expenses paid on the Partnership’s behalf. Almond View was appraised for $1,300 and had a mortgage note balance of $2,912,000 as of December 31, 2011. The Partnership has incurred $1,000 in appraisal expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $21,500 will be recorded during the respective period. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close on March 31, 2013.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2012, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of all periods presented, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 3 and 8 Local Limited Partnerships, respectively. As of December 31, 2012 and March 31, 2012, these Local Limited Partnership’s each own one Housing Complex consisting of an aggregate of 166 and 343 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenue	$893,000	$1,704,000
Expenses:
Operating expenses	671,000	1,276,000
Interest expense	198,000	285,000
Depreciation and amortization	296,000	477,000

Total expenses	1,165,000	2,038,000

Net loss	$(272,000)	(334,000)

Net loss allocable to the Partnership	$(269,000)	$(331,000)

Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)	An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $45,317 and $71,805 were incurred during the nine months ended December 31, 2012 and 2011, respectively. The Partnership paid the General Partner and its affiliates $134,903 and $429,628 of those fees during the nine months ended December 31, 2012 and 2011, respectively.

(b)	Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned during the periods presented.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $54,225 and $47,248 during the nine months ended December 31, 2012 and 2011, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$-	$14,422
Asset management fee payable	1,599,909	1,689,495
Total	$1,599,909	$1,703,917

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2012 consisted of $29,000 in cash and $7,000 of other assets. Liabilities at December 31, 2012 consisted of $1,600,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011. The Partnership’s net loss for the three months ended December 31, 2012 was $(18,000), reflecting a decrease of $(22,000) from the $4,000 net income for the three months ended December 31, 2011. There was a decrease of $(26,000) in gain on sale of Local Limited Partnerships for the three months ended December 31, 2012. The Partnership did not sell any Local Limited Partnership interests during the three months ended December 31, 2012 compared to one sold during the three months ended December 31, 2011. The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations. There was a $9,000 decrease in asset management fees for the three months ended December 31, 2012. These fees are calculated based on the invested assets, which decreased due to the dispositions of Local Limited Partnerships in the prior year. There was a $(4,000) increase in legal and accounting fees for the three months ended December 31, 2012 due to the timing of the accounting work performed.

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011. The Partnership’s net income for the nine months ended December 31, 2012 was $38,000, reflecting a decrease of $(251,000) from the $289,000 net income for the nine months ended December 31, 2011. The decrease in net income was partially due to a$(260,000) decrease in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2012. The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations. There was also a $27,000 decrease in asset management fees for the nine months ended December 31, 2012. These fees are calculated based on the invested assets, which decreased due to the dispositions of Local Limited Partnerships in the prior year. There was a $(2,000) increase in legal and accounting fees due to the timing of the accounting work performed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The distribution income and reporting fees decreased by $(15,000) and $(3,000), respectively, for the nine months ended December 31, 2012. Local Limited Partnerships pay distribution income and reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The outsourcing expenses increased by $(1,000) for the nine months ended December 31, 2012 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. The mailing expenses decreased by $2,000 for the nine months ended December 31, 2012 due to the decrease in proxy mailings related to the dispositions.

Liquidity and Capital Resources

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011. The net cash used during the nine months ended December 31, 2012 was $(79,000) compared to net cash used during the nine months ended December 31, 2011 of $(58,000). There was a decrease of $314,000 in cash paid for accrued asset management fees in addition to an increase of $(7,000) in cash paid to the General Partner or an affiliate for reimbursements of operating expenses which were paid on behalf of the Partnership. Distribution income and reporting fees decreased by $(15,000) and $(3,000), respectively as described above. During the nine months ended December 31, 2012, the Partnership received $77,000 in net cash proceeds from the disposition of its Local Limited Partnerships compared to $382,000 of sales proceeds received during the nine months ended December 31, 2011.

During the nine months ended December 31, 2012 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, decreased by $104,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2014.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month and nine-month periods ended December 31, 2012 and December 31, 2011, (iii) the Condensed Statements of Cash Flows for the nine months ended December 31, 2012 and December 31, 2011 and (iv) the Notes to Condensed Financial Statements

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

Date: February 8, 2013

By:	/s/ Melanie R. Wenk

Melanie R. Wenk

Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: February 8, 2013

