Form 10-K
period 2013-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2013-05-15
CIK 892997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

NONE

PART I.

Item 1. Business

Organization

WNC California Housing Tax Credits III, L.P. (the “Partnership”) is a California limited partnership formed under the laws of the State of California on October 5, 1992. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership or operating agreement (the “Local Limited Partnership Agreement”).

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

Pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”), on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering on July 22, 1994, a total of 18,000 Partnership Units representing $18,000,000 had been sold. As of March 31, 2013, a total of 17,957 Partnership Units remain outstanding. Holders of Partnership Units are referred to herein as “Limited Partners.”

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership’s principal business objective was to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership’s principal business therefore consisted of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owned and operated a Housing Complex which qualified for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is seeking to sell its Local Limited Partnership Interests. Nonetheless, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated October 5, 1992 (the “Partnership Agreement”), will be accomplished in the near term. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. If a Local Limited Partnership Interest or the related Housing Complex is not sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex.

The Partnership originally invested in eighteen Local Limited Partnerships, fifteen of which have been sold or otherwise disposed of as of March 31, 2013. Each of these Local Limited Partnerships owns or owned a Housing Complex that was eligible for the Federal Low Income Housing Tax Credit and eight of them were eligible for the California Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. The Compliance Period has ended for each of the Partnership’s remaining Housing Complexes as of March 31, 2013.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013.

As of March 31, 2012, the Partnership sold its Local Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P II, Nueva Sierra Vista Associates, L.P., Walnut-Pixley L.P., Memory Lane L.P., and Orosi Apartments, Ltd.

The following table reflects the 5 Local Limited Partnership interests that were sold during the year ended March 31, 2013. No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

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

The sales proceeds from the sale of Buccaneer Villas, Limited were paid directly to the General Partner or affiliates. As shown in the table below, $19,450 was used to reimburse the General Partner or affiliates for accrued asset management fees. The remaining $3,000 was returned to the Partnership’s reserves during the year ended March 31, 2013.

The following table represents the anticipated use of the cash proceeds from the dispositions of the five Local Limited Partnerships during the year ended March 31, 2013:

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

As of March 31, 2013 the Local Limited Partnership Interest in Almond View Apartments, Limited was identified to be sold to an affiliate of the Local General Partner. Almond View was appraised for $295,000 and had a mortgage note balance of $1,616,729 as of December 31, 2012. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close on June 30, 2013. The sales price has not yet been determined.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions.

●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.

●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnership levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

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

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

●	the general and local job market,

●	the availability and cost of mortgage financing,

●	monetary inflation,

●	tax, environmental, land use and zoning policies,

●	the supply of and demand for similar properties,

●	neighborhood conditions,

●	the availability and cost of utilities and water.

c.	Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

●	the determination of which depends on future factual circumstances,
●	which are peculiar to individual Limited Partners, or
●	which are not customarily the subject of an opinion.

The more significant of these matters include:

●	allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,

●	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,

●	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits, and

●	applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses.

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

At risk rules might limit deduction of the Partnership’s losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

●	the amount of cash the Limited Partner invests in the Partnership, and

●	the Limited Partner’s share of Partnership qualified nonrecourse financing.

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

Tax liability on sale of Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and

●	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and

●	the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

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

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

●	between the Limited Partners and the General Partner,

●	among the Limited Partners, or

●	between the Partnership and a Local General Partner.

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

Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

●	unused passive losses from the Partnership or other investments, or

●	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

●	should be deductible over a longer period of time or in a later year,

●	are excessive and may not be capitalized or deducted in full,

●	should be capitalized and not deducted, or

●	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

●	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,

●	the adjusted basis of a Housing Complex used to compute depreciation,

●	the correct deduction of fees,

●	the amortization of organization and offering expenses and start-up expenditures.

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

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

●	remove the General Partner and elect a replacement general partner,

●	amend the Partnership Agreement,

●	terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

Limitations on liability of the General Partner to the Partnership. The ability of Limited Partners to sue the General Partner and its affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and its affiliates to the Limited Partners. The General Partner and its affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased (decreased) by approximately $(87,000), $(337,000), and $18,000 for the years ended March 31, 2013, 2012 and 2011, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $51,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2014.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the three Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

WNC California Housing Tax Credit Fund III, L.P.

			As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnerships

Almond View Apartments, Ltd.(1)	Stockton, California	Daniel C. Logue and Cyrus Youssefi	$1,639,000	$1,639,000	72	$3,523,000	$1,617,000

Colonial Village Roseville	Roseville, Calfornia	S.P. Thomas Company of Northern California Inc. and Project Go, Inc.	2,811,000	2,811,000	56	5,872,000	1,485,000

La Paloma del Sol Limited Partnership	Deming, New Mexico	Dean Greenwalt	254,000	254,000	38	625,000	1,336,000

			$4,704,000	$4,704,000	166	$10,020,000	$4,438,000

(1)	The Local Limited Partnership has been identified for sale as of March 31, 2013.

 WNC California Housing Tax Credit Fund III, L.P.

	For the year ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Almond View Apartments, Ltd. (1)	$296,000	$(222,000)	N/A

Colonial Village Roseville	578,000	(66,000)	N/A

La Paloma del Sol Limited Partnership	217,000	(3,000)	N/A

	$1,091,000	$(291,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

(1)	The Local Limited Partnership has been identified for sale as of March 31, 2013.

WNC California Housing Tax Credit Fund III, L.P.

March 31, 2013

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

Almond Garden Apartment Associates	Delhi, California	Anthony Donovan	N/A	97%	97%	100%	100%

Almond View Apartments, Ltd.	Stockton, California	Daniel C. Logue and Cyrus Youssefi	96%	90%	88%	85%	94%

Buccaneer Associates, Limited	Fernandia Beach, Florida	Clifford E. Olsen	N/A	98%	92%	96%	96%

Candleridge Apartments of Perry L.P. II	Perry, Iowa	Eric A. Sheldahl	N/A	N/A	N/A	92%	96%

Colonial Village Roseville	Roseville, California	S.P. Thomas Company of Northern California Inc. and Project Go, Inc.	93%	98%	100%	93%	95%

Dallas County Housing, Ltd.	Orrville, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	N/A	84%	84%	84%	84%

La Paloma del Sol Limited Partnership	Deming, New Mexico	Dean Greenwalt	92%	100%	97%	100%	95%

Memory Lane Limited Partnership	Yankton, South Dakota	Skogen - Peterson, Inc.	N/A	N/A	100%	100%	100%

Nueva Sierra Vista Associates	Richgrove, California	Self-Help Enterprises, Inc. and Nueva Sierra Vista Corporation	N/A	N/A	N/A	91%	100%

WNC California Housing Tax Credits III, L.P.

March 31, 2013

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

Old Fort Limited Partnership	Hidalgo, Texas	Alan Deke Noftsker and ABO Corporation	N/A	100%	93%	100%	93%

Orosi Apartments, Ltd.	Orosi, California	Douglas W. Young	N/A	N/A	93%	93%	95%

Parlier Garden Apts.	Parlier, California	David J. Micheal and Professional Apartment Management, Inc.	N/A	N/A	N/A	100%	100%

Rosewood Apartments Limited Partnership	Superior, Wisconsin	Duffy Development Company, Inc.	N/A	N/A	N/A	N/A	N/A

Sun Manor, L.P.	Itta Bena, Mississippi	Glenn D. Miller	N/A	100%	100%	100%	100%

Tahoe Pines Apartments	South Lake Tahoe, California	David J. Michael, Bucky Fong, Dean Pearson, Coy Elvis and Dr. Patricia Hatton	N/A	N/A	N/A	86%	96%

Venus Retirement Village, Ltd.	Venus, Texas	W. Joseph Chamy	N/A	N/A	N/A	N/A	100%

Walnut - Pixley, L.P.	Orange, California	Walnut - Pixley, Inc.	N/A	N/A	91%	91%	100%

Winters Investment Group	Winters, California	John P. Casper	N/A	N/A	N/A	N/A	100%
		Weighted Average	94%	96%	94%	94%	97%

N/A - The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2013, there were 903 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2013, 2012 and 2011 the Partnership did not make any cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2013.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2013	2012	2011	2010	2009

ASSETS
Cash	$17,070	$107,982	$173,114	$180,321	$234,631
Other assets	890	18,550	-	-	-
Investments in Local Limited Partnerships, net	-	-	-	-	-

Total Assets	$17,960	$126,532	$173,114	$180,321	$234,631

LIABILITIES
Accrued fees and expenses due to General Partner and affiliates	$1,602,638	$1,728,917	$2,029,485	$2,008,509	$1,945,760

PARTNERS’ DEFICIT	(1,584,678)	(1,602,385)	(1,856,371)	(1,828,188)	(1,711,129)

Total Liabilities and Partners’ Deficit	$17,960	$126,532	$173,114	$180,321	$234,631

Selected results of operations, cash flows and other information for the Partnership are as follows:

	March 31,
	2013	2012	2011	2010	2009

Loss from operations	$(104,062)	$(128,034)	$(86,012)	$(215,733)	$(1,700,157)
Equity in losses of Local Limited Partnerships	-	-	-	-	(179,270)
Gain on sale of Local Limited Partnerships	121,751	381,961	57,600	98,423	40,001
Interest income	18	59	229	251	159
Net income (loss)	$17,707	$253,986	$(28,183)	$(117,059)	$(1,839,267)

Net income (loss) allocated to:
General Partner	$177	$2,540	$(282)	$(1,171)	$(18,393)

Limited Partners	$17,530	$251,446	$(27,901)	$(115,888)	$(1,820,874)

Net income (loss) per Partnership Unit	$.98	$13.97	$(1.55)	$(6.44)	$(101.16)
Outstanding weighted Partnership Units	17,957	18,000	18,000	18,000	18,000

Note 1 – Net loss for the years ended March 31, 2013, 2012, 2011, 2010, and 2009 includes a charge for impairment losses and write-off of acquisition cost and fees on investments in Local Limited Partnerships of $0, $0, $0, $0 and $1,513,635, respectively.

	For the Years Ended March 31,
	2013	2012	2011	2010	2009

Net cash provided by (used in):
Operating activities	$(168,213)	$(447,093)	$(64,807)	$(152,733)	$(73,920)
Investing activities	77,301	381,961	57,600	98,423	79,571

Net change in cash	(90,912)	(65,132)	(7,207)	(54,310)	5,651

Cash, beginning of year	107,982	173,114	180,321	234,631	228,980

Cash, end of year	$17,070	$107,982	$173,114	$180,321	$234,631

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2012	2011	2010	2009	2008

Federal	$-	$-	$-	$-	$-
State	-	-	-	-	-

Total	$-	$-	$-	$-	$-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years. (See Notes 2 and 3 to the financial statements)

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Impact of Recent Accounting Pronouncements

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

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2013 consisted of $17,000 in cash and $1,000 in other assets. Liabilities at March 31, 2013 consisted of $1,603,000 in accrued fees and expenses due to the General Partner and affiliates. (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The Partnership’s net income for the year ended March 31, 2013 was $18,000, reflecting a decrease of $(236,000) from the net income of $254,000 for the year ended March 31, 2012. During the year ended March 31, 2013 the Partnership experienced a $122,000 gain on sale of Local Limited Partnerships compared to a gain of $382,000 recorded during the year ended March 31, 2012. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold. The reporting fees decreased by $(4,000) and the distribution income decreased by $(15,000) from the year ended March 31, 2013. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The accounting and legal fees decreased by $11,000 for the year ended March 31, 2013 due to the timing of the accounting work performed. The asset management fees decreased by $35,000 for the year ended March 31, 2013 due to the fact that the fees are calculated based on the value of the invested assets, which decreased as a result of the sales of Local Limited Partnerships. The outsourcing expenses increased by $(1,000) for the year ended March 31, 2013 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. The mailing expenses decreased by $1,000 for the year ended March 31, 2013 due to the decrease in proxy mailings related to the dispositions as compared to the prior year. Write off of other assets increased by $(7,000) during the year ended March 31, 2013. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed due to the amount of time taken to sell the property.

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

Liquidity and Capital Resources

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The net decrease in cash during the year ended March 31, 2013 was $(91,000) compared to a net decrease in cash for the year ended March 31, 2012 of $(65,000). There was a decrease of $(305,000) in net proceeds from sale of Local Limited Partnerships during the year ended March 31, 2013. The sales proceeds received from the sales of the Local Limited Partnerships will vary depending on the value of the underlying Housing Complex compared to the outstanding debt owed on the Housing Complex. The Partnership received no prepaid proceeds received during the year ended March 31, 2013 compared to $25,000 received during the year ended March 31, 2012 related to the sale of one of the Local Limited Partnerships, which occurred subsequent to March 31, 2012. During the year ended March 31, 2013, distributions and reporting fees decreased by $(15,000) and $(4,000), respectively, as described above. The Partnership reimbursed the General Partner or an affiliate $(57,000) of operating expenses that were paid on the Partnership’s behalf compared to $(71,000) reimbursed during the year ended March 31, 2012. The Partnership also paid the General Partner or an affiliate $(125,000) in accrued asset management fees during the year ended March 31, 2013 compared to $(430,000) paid during the year ended March 31, 2012.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately $(101,000), $(326,000), and $21,000 for the years ended March 31, 2013, 2012 and 2011, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2014.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total

Asset management fees (1)	$1,653,640	$51,000	$51,000	$51,000	$51,000	$1,632,000	$3,489,640
Total contractual cash obligations	$1,653,640	$51,000	$51,000	$51,000	$51,000	$1,632,000	$3,489,640

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2013 have been included in the 2014 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

REZNICK OPINION

Report of Independent Registered Public Accounting Firm

To the Partners

WNC California Housing Tax Credits III, L.P.

We have audited the accompanying balance sheet of WNC California Housing Tax Credits III, L.P. as of March 31, 2013, and the related statements of operations, partners’ deficit, and cash flows for the year then ended. WNC California Housing Tax Credits III, L.P.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. WNC California Housing Tax Credits III, L.P. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of WNC California Housing Tax Credits III, L.P.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. as of March 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the year ended March 31, 2013 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP

Bethesda, Maryland
May 14, 2013

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC California Housing Tax Credits III, L.P.

We have audited the accompanying balance sheet WNC California Housing Tax Credits III, L.P. (the Partnership) as of March 31, 2012, and the related statements of operations, partners’ deficit and cash flows for each of the years in the two-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. as of March 31, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

www.reznickgroup.com

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

BALANCE SHEETS

	March 31
	2013	2012
ASSETS

Cash	$17,070	$107,982
Other assets	890	18,550

Total Assets	$17,960	$126,532

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Prepaid disposition proceeds	$-	$25,000
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,602,638	1,703,917

Total Liabilities	1,602,638	1,728,917

Partners’ deficit:
General Partner	(185,979)	(186,156)
Limited Partners (30,000 Partnership Units authorized; 17,957 and 18,000, respectively Partnership Units issued and outstanding)	(1,398,699)	(1,416,229)

Total partners’ deficit	(1,584,678)	(1,602,385)

Total Liabilities and Partners’ Deficit	$17,960	$126,532

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the years ended March 31, 2013, 2012 and 2011

	For the Years Ended March 31
	2013	2012	2011

Reporting fees	$1,200	$5,288	$20,733
Distribution income	-	14,641	58,086

Total income	1,200	19,929	78,819

Operating expenses:
Asset management fees (Note 3)	58,046	92,738	126,540
Accounting and legal fees	30,178	41,263	32,456
Outsourcing expenses	5,048	4,120	-
Mailing expense	1,977	2,766	-
Write off of other assets	6,838	-	-
Other	3,175	7,076	5,835

Total operating expenses	105,262	147,963	164,831

Loss from operations	(104,062)	(128,034)	(86,012)

Gain on sale of Local Limited Partnerships	121,751	381,961	57,600

Interest income	18	59	229

Net income (loss)	$17,707	$253,986	$(28,183)

Net income (loss) allocated to:
General Partner	$177	$2,540	$(282)

Limited Partners	$17,530	$251,446	$(27,901)

Net income (loss) per Partnership Unit	$.98	$13.97	$(1.55)

Outstanding weighted Partnership Units	17,957	18,000	18,000

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ DEFICIT

For the years ended March 31, 2013, 2012 and 2011

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2010	$(188,414)	$(1,639,774)	$(1,828,188)

Net loss	(282)	(27,901)	(28,183)

Partners’ deficit at March 31, 2011	(188,696)	(1,667,675)	(1,856,371)

Net income	2,540	251,446	253,986

Partners’ deficit at March 31, 2012	(186,156)	(1,416,229)	(1,602,385)

Net income	177	17,530	17,707

Partners’ deficit at March 31, 2013	$(185,979)	$(1,398,699)	$(1,584,678)

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2013, 2012 and 2011

	For the Years Ended March 31
	2013	2012	2011

Cash flows from operating activities:
Net income (loss)	$17,707	$253,986	$(28,183)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(121,751)	(381,961)	(57,600)
Increase in prepaid disposition proceeds	-	25,000	-
(Increase) decrease in other assets	17,660	(18,550)	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(81,829)	(325,568)	20,976

Net cash used in operating activities	(168,213)	(447,093)	(64,807)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	77,301	381,961	57,600

Net cash provided by investing activities	77,301	381,961	57,600

Net decrease in cash	(90,912)	(65,132)	(7,207)

Cash, beginning of year	107,982	173,114	180,321

Cash, end of year	$17,070	$107,982	$173,114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$800	$800

NON-CASH INVESTING AND FINANCING ACTIVITIES

Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates.	$19,450	$	$

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years ended March 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC California Housing Tax Credits III, L.P. (the “Partnership”) is a California limited partnership formed under the laws of the State of California on October 5, 1992. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership or operating agreement (the “Local Limited Partnership Agreement”).

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

For the Years Ended March 31, 2013, 2012 and 2011

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

For the Years Ended March 31, 2013, 2012 and 2011

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2014.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. All Local Limited Partnerships have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013.

As of March 31, 2012, the Partnership sold its Local Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P II, Nueva Sierra Vista Associates, L.P., Walnut-Pixley L.P., Memory Lane, L.P., and Orosi Apartments, Ltd.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table reflects the 5 Local Limited Partnership interests that were sold during the year ended March 31, 2013. No distributions will be made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

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

The sales proceeds from the sale of Buccaneer Villas, Limited were paid directly to the General Partner or affiliates. As shown in the table below, $19,450 was used to reimburse the General Partner or affiliates for accrued asset management fees. The remaining $3,000 was returned to the Partnership’s reserves during the year ended March 31, 2013.

The following table represents the anticipated use of the cash proceeds from the dispositions of the five Local Limited Partnerships during the year ended March 31, 2013:

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

As of March 31, 2013 the Local Limited Partnership Interest in Almond View Apartments, Limited was identified to be sold to an affiliate of the Local General Partner. Almond View was appraised for $295,000 and had a mortgage note balance of $1,616,729 as of December 31, 2012. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close on June 30, 2013. The sales price has not yet been determined.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and were being amortized over 27.5 years. (See Notes 2 and 3)

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

For the Years Ended March 31, 2013, 2012 and 2011

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2013 and 2012, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for the periods presented.

Net Income (Loss) Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

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

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2013 and 2012, the Partnership owns Local Limited Partnership interests in 3 and 8 Local Limited Partnerships, respectively. As of March 31, 2013 and 2012, these Local Limited Partnerships each own one Housing Complex consisting of an aggregate of 166 and 343 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2013 and 2012, are approximately $1,182,000 and $2,252,000, respectively, greater than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2013 and 2012, the investment accounts in all of Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership’s estimated share of losses for the years ended March 31, 2013, 2012 and 2011, amounting to approximately $288,000, $487,000, and $477,000, respectively, have not been recognized. As of March 31, 2013, the aggregate share of net losses not recognized by the Partnership amounted to $2,922,000.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

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

COMBINED CONDENSED BALANCE SHEETS

	2012	2011
ASSETS

Buildings and improvements, net of accumulated depreciation as of December 31, 2012 and 2011 of $6,525,000 and $10,402,000 respectively.	$3,902,000	$7,921,000
Land	527,000	833,000
Other assets	523,000	1,259,000

Total Assets	$4,952,000	$10,013,000

LIABILITIES

Mortgage loans payable	$4,438,000	$9,998,000
Due to related parties	858,000	832,000
Other liabilities	1,464,000	1,569,000

Total Liabilities	6,760,000	12,399,000

PARTNERS’ DEFICIT

WNC California Housing Tax Credits III, L.P.	(1,182,000)	(2,252,000)
Other partners	(626,000)	(134,000)

Total Partners’ Deficit	(1,808,000)	(2,386,000)

Total Liabilities and Partners’ Deficit	$4,952,000	$10,013,000

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011	2010

Revenues	$1,124,000	$2,273,000	$2,759,000

Expenses:
Operating expenses	798,000	1,717,000	2,014,000
Interest expense	248,000	418,000	473,000
Depreciation and amortization	369,000	629,000	754,000

Total expenses	1,415,000	2,764,000	3,241,000

Net loss	$(291,000)	$(491,000)	$(482,000)

Net loss allocable to the Partnership	$(288,000)	$(487,000)	$(477,000)

Net loss recorded by the Partnership	$-	$-	$-

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

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $58,046, $92,738, and $126,540 were incurred during the years ended March 31, 2013, 2012 and 2011, respectively, of which $144,903, $429,628, and $108,645 was paid during the years ended March 31, 2013, 2012 and 2011, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $57,000, $71,000, and $35,000 during the years ended March 31, 2013, 2012 and 2011, respectively. The unpaid operating expenses reimbursable to the General Partner or its affiliates were $0, $14,422, and $3,100 for the years ended March 31, 2013, 2012 and 2011, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2013	2012

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$-	$14,422

Asset management fee payable	1,602,638	1,689,495

Total	$1,602,638	$1,703,917

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2014.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2013

Income	$-	-	-	1,000

Operating expenses	39,000	27,000	18,000	21,000

Loss from operations	(39,000)	(27,000)	(18,000)	(20,000)

Gain on sale of Local Limited Partnerships	81,000	41,000	-	-

Net income (loss)	42,000	14,000	(18,000)	(20,000)

Net income (loss) available to Limited Partners	41,000	14,000	(18,000)	(19,000)

Net income (loss) per Partnership Unit	2	1	(1)	(1)

	June 30	September 30	December 31	March 31

2012

Income	$16,000	$2,000	$-	$2,000

Operating expenses	54,000	35,000	22,000	37,000

Loss from operations	(38,000)	(33,000)	(22,000)	(35,000)

Gain on sale of Local Limited Partnerships	356,000	-	26,000	-

Net income (loss)	318,000	(33,000)	4,000	(35,000)

Net income (loss) available to Limited Partners	315,000	(33,000)	4,000	(35,000)

Net income (loss) per Partnership Unit	17	(2)	-	(2)

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2013. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2013.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 82, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 50, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 46, is an Executive Vice President, Chief Operating Officer, chair of the Acquisition Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer, age 60, is an Executive Vice President, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Darrick Metz, age 42, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 54, is Senior Vice President – Fund Management and, accordingly, oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 44, is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Kelly Henderson, age 41, is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan, age 33, is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2012, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in Economics with an emphasis in Accounting.

Paula Hall, age 46, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 49, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Kay L. Cooper, age 76, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 50, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

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

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual asset management fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of approximately $58,000, $93,000, and $127,000 were incurred during the years ended March 31, 2013, 2012 and 2011, respectively. The Partnership paid the General Partner and or its affiliates approximately $145,000, $430,000, and $109,000 of those fees during the years ended March 31, 2013, 2012 and 2011, respectively.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its Affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership’s investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partners or their Affiliates respecting the Properties owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future. None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

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

The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “controlling person” of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, “controlling person” includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

The unpaid operating expenses reimbursable to the General Partner or its affiliates were approximately $0, $14,000, and $3,100 for the years ended March 31, 2013, 2012 and 2011, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $57,000, $71,000, and $35,000 during the years ended March 31, 2013, 2012 and 2011, respectively.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $0 for Associates and $0 for the General Partner in the aggregate for the tax years (calendar years) ended December 31, 2012, 2011 and 2010. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2013, 2012 and 2011. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2013, 2012 or 2011.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2013	2012

Audit Fees	$21,285	$27,470
Audit-related Fees	-	-
Tax Fees	-	3,035
All Other Fees	-	-
TOTAL	$21,285	$30,505

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of Financial statements included in Part II hereof:

The Reports of Independent Registered Public Accounting Firms.

Balance Sheets, March 31, 2013 and 2012

Statements of Operations for the years ended March 31, 2013, 2012 and 2011

Statements of Partners’ Deficit for the years ended March 31, 2013, 2012 and 2011

Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011

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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2013 and 2012, (ii) the Statements of Operations for the years ended March 31, 2013, 2012 and 2011, (iii) the Statements of Partners’ Deficit for the years ended March 31, 2013, 2012, and 2011, (iv) the Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011, and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC California Housing Tax Credits III, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings and Equipment	Accumulated Depreciation	Net Book Value

Almond View Apartments, Ltd.(1)	Stockton, California	$1,639,000	$1,639,000	$1,617,000	$110,000	$3,424,000	$(2,273,000)	$1,261,000

Colonial Village Roseville	Roseville, California	2,811,000	2,811,000	1,485,000	316,000	5,127,000	(3,359,000)	2,084,000

La Paloma del Sol Limited Partnership	Deming, New Mexico	254,000	254,000	1,336,000	101,000	1,876,000	(893,000)	1,084,000

		$4,704,000	$4,704,000	$4,438,000	$527,000	$10,427,000	$(6,525,000)	$4,429,000

(1) The Local Limited Partnership has been identified for sale as of March 31, 2013

WNC California Housing Tax Credits III, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

	For the year ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

Almond View Apartments, Ltd.(1)	$296,000	$(222,000)	1994	Completed	27.5

Colonial Village Roseville	578,000	(66,000)	1993	Completed	27.5

La Paloma del Sol Limited Partnership	217,000	(3,000)	1993	Completed	40
	$1,091,000	$(291,000)

(1) The Local Limited Partnership has been identified for sale as of March 31, 2013.

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

(2) The Local Limited Partnership has been identified for sale as of March 31, 2012

WNC California Housing Tax Credits III, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Almond Garden Apartment Associates (1)	$216,000	$(49,000)	1994	Completed	27.5

Almond View Apartments, Ltd.(2)	265,000	(254,000)	1994	Completed	27.5

Buccaneer Associates, Limited (2)	325,000	(16,000)	1994	Completed	40

Colonial Village Roseville	576,000	(90,000)	1993	Completed	27.5

Dallas County Housing, Ltd.	98,000	5,000	1993	Completed	40

La Paloma del Sol Limited Partnership	209,000	(10,000)	1993	Completed	40

Old Fort Limited Partnership	249,000	(25,000)	1993	Completed	40

Sun Manor, L.P. (1)	202,000	(52,000)	1993	Completed	27.5

	$2,140,000	$(491,000)

(1) The Local Limited Partnership has been identified for sale as of March 31, 2012 and was sold subsequent thereto.

(2) The Local Limited Partnership has been identified for sale as of March 31, 2012.

WNC California Housing Tax Credits III, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings and Equipment	Accumulated Depreciation	Net Book Value

Almond Garden Apartment Associates	Delhi, California	$391,000	$391,000	$1,310,000	$93,000	$1,815,000	$ (1,089,000)	$819,000

Almond View Apartments, Ltd.	Stockton, California	1,639,000	1,639,000	1,650,000	110,000	3,424,000	(2,031,000)	1,503,000

Buccaneer Associates, Limited	Fernandia Beach, Florida	365,000	365,000	1,401,000	60,000	2,158,000	(945,000)	1,273,000

Colonial Village Roseville	Roseville, California	2,811,000	2,811,000	1,557,000	315,000	5,127,000	(2,990,000)	2,452,000

Dallas County Housing, Ltd.	Orrville, Alabama	130,000	130,000	584,000	35,000	774,000	(378,000)	431,000

La Paloma del Sol Limited Partnership	Deming, New Mexico	254,000	254,000	1,347,000	101,000	1,811,000	(774,000)	1,138,000

Memory Lane Limited Partnership	Yankton, South Dakota	151,000	151,000	640,000	25,000	894,000	(631,000)	288,000

Old Fort Highway Limited Partnership	Hidalgo, Texas	249,000	249,000	1,211,000	78,000	1,753,000	(746,000)	1,085,000

Orosi Apartments, Ltd. (1)	Orosi, California	461,000	461,000	1,754,000	100,000	2,416,000	(841,000)	1,675,000

Sun Manor, L.P.	Itta Bena, Mississippi	230,000	230,000	1,001,000	40,000	1,378,000	(823,000)	595,000

Walnut - Pixley, L.P.(1)	Orange, California	1,078,000	1,078,000	742,000	690,000	2,104,000	(1,073,000)	1,721,000

		$7,759,000	$7,759,000	$13,197,000	$1,647,000	$23,654,000	$ (12,321,000)	$12,980,000

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

Date: May 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: May 14, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: May 14, 2013

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: May 14, 2013

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: May 14, 2013

