Form 10-Q
period 2013-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2013-08-01
CIK 892997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2013

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2013	March 31, 2013

ASSETS

Cash	$6,008	$17,070
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	7,070	890

Total Assets	$13,078	$17,960

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Prepaid disposition proceeds	$2,500	$-
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,615,367	1,602,638

Total Liabilities	1,617,867	1,602,638

Partners’ Deficit:
General Partner	(186,180)	(185,979)
Limited Partners (30,000 Partnership Units authorized; 17,957 and 18,000 Partnership Units issued and outstanding)	(1,418,609)	(1,398,699)

Total Partners’ Deficit	(1,604,789)	(1,584,678)

Total Liabilities and Partners’ Deficit	$13,078	$17,960

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
	Three Months	Three Months

Distribution income	$1,000	$-
Reporting fees	-	600

Total operating income	1,000	600

Operating expenses:
Asset management fees (Note 3)	12,729	17,895
Legal and accounting fees	4,910	18,627
Other	3,472	2,923

Total operating expenses	21,111	39,445

Loss from operations	(20,111)	(38,845)

Gain on sale of Local Limited Partnerships	-	80,642

Interest income	-	11

Net income (loss)	$(20,111)	$41,808

Net income(loss) allocated to:
General Partner	$(201)	$418

Limited Partners	$(19,910)	$41,390

Net income (loss) per Partnership Unit	$(1)	$2

Outstanding weighted Partnership Units	17,957	18,000

See accompanying notes to condensed financial statements

F-2

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2013

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2013	$(185,979)	$(1,398,699)	$(1,584,678)

Net loss	(201)	(19,910)	(20,111)

Partners’ deficit at June 30, 2013	$(186,180)	$(1,418,609)	$(1,604,789)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$(20,111)	$41,808
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	12,729	(5,609)
(Increase) decrease in other assets	(6,180)	6,863
Gain on sale of Local Limited Partnerships	-	(80,642)

Net cash used in operating activities	(13,562)	(37,580)

Cash flows from investing activities:
Prepaid disposition proceeds	2,500	-
Net proceeds from sale of Local Limited Partnerships	-	33,192

Net cash provided by investing activities	2,500	33,192

Net decrease in cash	(11,062)	(4,388)

Cash, beginning of period	17,070	107,982

Cash, end of period	$6,008	$103,594

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

Significant noncash investing activities:

During the three months ended June 30, 2012, one Local Limited Partnerships was sold for $22,450 with proceeds paid directly to Associates, which resulted in a decrease in accrued fees and expenses due to General Partner and affiliates of $19,450 and an increase in due from affiliates of $3,000.

During the three months ended June 30, 2012, prepaid disposition proceeds was decreased for $25,000 and gain on sale of Local Limited Partnerships was increased for $25,000.

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

Organization

WNC California Housing Tax Credits III, L.P., (the “Partnership”), is a California Limited Partnership formed under the laws of the State of California on October 5, 1992 and began operations on July 19, 1993. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family or senior housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC Tax Credit Partners III, L.P. (the “General Partner”).WNC & Associates, Inc. (“Associates”) and Wilfred N. Cooper Sr. are the general partners of the General Partner. The chairman and president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the Partnership has no employees of its own.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering on July 22, 1994, a total of 17,990 Partnership Units representing $17,990,000 had been sold. During 1995, an additional 10 Partnership Units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments. As of June 30, 2013, a total of 17,957 Partnership Units remain outstanding.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

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

For the Quarterly Period Ended June 30, 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2014.

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

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2013.

As of March 31, 2013, the Partnership sold its Local Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candle ridge Apartments of Perry L.P II, Nueva Sierra Vista Associates, L.P., Walnut – Pixley, L.P., Orosi Apartments, Ltd., Memory Lane, L.P., Sun Manor, L.P., Almond Garden Apartment Associates, Buccaneer Villas, Limited, Dallas County Housing and Old Fort Limited Partnership.

As of June, 30 2013, the Local Limited Partnership Interest in Almond View Apartments, Limited was identified to be sold to an affiliate of the Local General Partner. Almond View was appraised for $295,000 and had a mortgage note balance of $1,616,729 as of December 31, 2012. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The Partnership received $2,500 in prepaid sales proceeds during the three months ended June 30, 2013. The sale of the Local Limited Partnership is expected to close on July 31, 2013.

As of June 30, 2013, the Local Limited Partnership Interest in Colonial Village Roseville was identified to be sold. Colonial Village Roseville was appraised for $2,655,000 and had a mortgage note balance of $1,485,033 as of December 31, 2012. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close by March 31, 2014.

As of June 30, 2013, the Local Limited Partnership Interest in La Paloma del Sol, Phase II, L.P., was identified to be sold. La Paloma del Sol was appraised for $810,000 and had a mortgage note balance of $1,336,172 as of December 31, 2012. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close by March 31, 2014.

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

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2013, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2013 and March 31, 2013, the Partnership had no cash equivalents.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2013 and March 31, 2013, the Partnership owns Local Limited Partnership interests in 3 Local Limited Partnerships. All of these Local Limited Partnerships own one Housing Complex consisting of an aggregate of 166 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Revenue	$281,000	$357,000
Expenses:
Operating expenses	200,000	267,000
Interest expense	62,000	72,000
Depreciation and amortization	92,000	112,000

Total expenses	354,000	451,000

Net loss	$(73,000)	(94,000)

Net loss allocable to the Partnership	$(72,000)	(93,000)

Net loss recorded by the Partnership	$-	$-

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $12,729 and $17,895 were incurred during the three months ended June 30, 2013 and 2012, respectively. The Partnership paid the General Partner and/or its affiliates $0 and $64,450 of those fees during the three months ended June 30, 2013 and 2012, respectively.

(b)	Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned during the periods presented.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $14,562 and $0 during the three months ended June 30, 2013 and 2012, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2013	March 31, 2013

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$-	$-
Asset management fees payable	1,615,367	1,602,638
Total	$1,615,367	$1,602,638

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2013 and 2012, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2013 consisted of $6,000 in cash and $7,000 in other assets. Liabilities at June 30, 2013, consisted of $2,500 of prepaid disposition proceeds and $1 , 615,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. The Partnership’s net loss for the three months ended June 30, 2013 was $(20,000), reflecting a decrease of $(62,000) from the $42,000 net income for the three months ended June 30, 2012. The decrease in net income was primarily due to a decrease of $(81,000) in gain on sale of Local Limited Partnerships for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The gains recorded vary based on the sales prices and values of the Local Limited Partnerships sold. There was an increase of $1,000 in distribution income as well as a $(1,000) decrease in reporting fees for the three months ended June 30, 2013. Those fees can vary depending on when the Local Limited Partnerships’ cash flow will allow for payment. There was also a $5,000 decrease in asset management fees for the three months ended June 30, 2013. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees incurred by the Partnership. The legal and accounting expenses decreased by $14,000 for the three months ended June 30, 2013 due to the timing of the work performed.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. Net cash used during the three months ended June 30, 2013 was $(11,000) compared to net cash used during the three months ended June 30, 2012 of $(4,000). During the three months ended June 30, 2013 the Partnership paid $0 and $(15,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $(64,000) and $0 paid for accrued asset management fees and reimbursements due to the General Partner or affiliate during the three months ended June 30, 2012, respectively. During the three months ended June 30, 2012, the Partnership received $33,000 in net cash proceeds from the disposition of three of its Local Limited Partnership Interests compared to none received during the three months ended June 30, 2013. During the three months ended June 30, 2013 the Partnership received $3,000 in prepaid sales proceeds from the disposition of one of its Local Limited Partnerships compared to no such receipts during the three months ended June 30, 2012.

During the three months ended June 30, 2013 accrued payables, which consist primarily of related party asset management fees due to the General Partner or affiliates, increased by $13,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2013, to be insufficient to meet all currently foreseeable future cash requirements. However, Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2014.

Recent Accounting Changes

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

4

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

Item 5. Other Information

NONE

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three months ended June 30, 2013 and June 30, 2012, (iii) the Condensed Statement of Partners’ Deficit for the three months ended June 30, 2013, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2013 and June 30, 2012 and (v) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

5

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

Date: August 1, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: August 1, 2013

6