Form 10-Q
period 2013-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2013-11-12
CIK 892997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2013

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2013	March 31, 2013

ASSETS

Cash	$10,698	$17,070
Other assets	7,050	890
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$17,748	$17,960

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,629,901	$1,602,638

Total Liabilities	1,629,901	1,602,638

Partners’ Deficit:
General Partner	(186,254)	(185,979)
Limited Partners (30,000 Partnership Units authorized; 17,957 and 18,000 Partnership Units issued and outstanding)	(1,425,899)	(1,398,699)

Total Partners’ Deficit	(1,612,153)	(1,584,678)

Total Liabilities and Partners’ Deficit	$17,748	$17,960

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2013 and 2012

(Unaudited)

	2013		2012
	Three Months	Six Months	Three Months	Six Months

Distribution income	$12,130	$13,130	$-	$-
Reporting fees	-	-	-	600

Total operating income	12,130	13,130	-	600

Operating expenses:
Asset management fees (Note 3)	9,132	21,861	14,693	32,588
Legal and accounting fees	16,810	21,720	7,698	26,325
Outsourcing expenses	1,160	2,460	3,125	3,796
Other	801	2973	1,439	3,691

Total operating expenses	27,903	49,014	26,955	66,400

Loss from operations	(15,773)	(35,884)	(26,955)	(65,800)

Gain on sale of Local Limited Partnerships	8,409	8,409	41,109	121,751

Interest income	-	-	5	16

Net income (loss)	$(7,364)	$(27,475)	$14,159	$55,967

Net income (loss) allocated to:
General Partner	$(74)	$(275)	$142	$560

Limited Partners	$(7,290)	$(27,200)	$14,017	$55,407

Net income (loss) per Partnership Unit	$(1)	$(2)	$1	$3

Outstanding weighted Partnership Units	17,957	17,957	18,000	18,000

See accompanying notes to condensed financial statements

F-2

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2013

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2013	$(185,979)	$(1,398,699)	$(1,584,678)

Net loss	(275)	(27,200)	(27,475)

Partners’ deficit at September 30, 2013	$(186,254)	$(1,425,899)	$(1,612,153)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$(27,475)	$55,967
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in other assets	(6,160)	11,712
Gain on sale of Local Limited Partnerships	(8,409)	(121,751)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	27,263	(85,213)

Net cash used in operating activities	(14,781)	(139,285)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	8,409	77,301

Net cash provided by investing activities	8,409	77,301

Net decrease in cash	(6,372)	(61,984)

Cash, beginning of period	17,070	107,982

Cash, end of period	$10,698	$45,998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates.	$-	$19,450

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

The general partner of the Partnership is WNC California Housing Tax Credit Partners III, L.P. (the “General Partner”). WNC & Associates, Inc. (“Associates”) and Wilfred N. Cooper Sr. are the general partners of the General Partner. The chairman and president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the Partnership has no employees of its own.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering on July 22, 1994, a total of 17,990 Partnership Units representing $17,990,000 had been sold. During 1995, an additional 10 Partnership Units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments. As of September 30, 2013, a total of 17,957 Partnership Units remain outstanding.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

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

For the Quarterly Period Ended September 30, 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. All remaining Local Limited Partnerships have completed their Compliance Periods.

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

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2013.

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

The following table reflects the dispositions that occurred during the six months ended September 30, 2013. The Compliance Period for all Local Limited Partnerships has been completed so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Debt at prior 12/31 from sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Gain (loss) on sale
Almond View Apartments, Limited	$1,616,729	$295,000	7/31/2013	$2,500	$2,080	$420
La Paloma del Sol, Phase II, L.P.	1,336,172	810,000	8/31/2013	10,000	2,011	7,989

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of during the six months ended September 30, 2013:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses	Cash distribution to investors
Almond View Apartments, Limited	$2,500	$-	$-	$2,500	$-
La Paloma del Sol, Phase II, L.P.	10,000	2,441	-	7,559	-

As of September 30, 2013, the Local Limited Partnership Interest in Colonial Village Roseville was identified to be sold. Colonial Village Roseville was appraised for $2,655,000 and had a mortgage note balance of $1,485,033 as of December 31, 2012. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close by March 31, 2014.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2013, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2013 and March 31, 2013, the Partnership had no cash equivalents.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to be consistent with the 2013 presentation.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2013 and March 31, 2013, the Partnership owns Local Limited Partnership interests in 1 and 3 Local Limited Partnerships, respectively. As of September 30, 2013 and March 31, 2013, these Local Limited Partnerships each own one Housing Complex consisting of an aggregate of 56 and 166 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Revenue	$431,000	$625,000
Expenses:
Operating expenses	294,000	469,000
Interest expense	88,000	135,000
Depreciation and amortization	139,000	204,000

Total expenses	521,000	808,000

Net loss	$(90,000)	(183,000)

Net loss allocable to the Partnership	$(88,000)	$(181,000)

Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)	An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $21,861 and $32,588 were incurred during the six months ended September 30, 2013 and 2012, respectively. The Partnership paid the General Partner and its affiliates $15,000 and $134,903 of those fees during the six months ended September 30, 2013 and 2012, respectively.

(b)	A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned during the periods presented.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $17,003 and $37,101 during the six months ended September 30, 2013 and 2012, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2013	March 31, 2013

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$20,402	$-
Asset management fee payable	1,609,499	1,602,638
Total	$1,629,901	$1,602,638

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2013 and 2012, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2013 consisted of $11,000 in cash and $7,000 in other assets. Liabilities at September 30, 2013, consisted of $1,630,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 The Partnership’s net loss for the three months ended September 30, 2013 was $(7,000), reflecting a decrease of $(21,000) from the $14,000 net income for the three months ended September 30, 2012. The decrease in net income was primarily due to a decrease of $(33,000) in gain on sale of Local Limited Partnerships for the three months ended September 30, 2013. The gains recorded vary from period to period depending on the sale prices and values of the Local Limited Partnerships sold. The distribution income increased by $12,000 for the three months ended September 30, 2013. Local Limited Partnerships pays distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was a $(9,000) increase in legal and accounting fees for the three months ended September 30, 2013 due to the timing of the accounting work performed. Additionally, there was a $6,000 decrease in asset management fees for the three months ended September 30, 2013. These fees are calculated based on the invested assets, which decreased due to the dispositions of Local Limited Partnerships.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012 The Partnership’s net loss for the six months ended September 30, 2013 was $(27,000), reflecting a decrease of $(83,000) from the $56,000 net income for the six months ended September 30, 2012. The decrease in net income was partially due to a $(114,000) decrease in gain on sale of Local Limited Partnerships for the six months ended September 30, 2013. The gain on sale of Local Limited Partnerships vary from period to period as discussed above. There was also an $11,000 decrease in asset management fees for the six months ended September 30, 2013. These fees are calculated based on the invested assets, which decreased due to the dispositions of Local Limited Partnerships. There was a $4,000 decrease in legal and accounting fees for the six months ended September 30, 2013 due to the timing of the accounting work performed. Total operating income increased by $12,000 for the six months ended September 30, 2013. Local Limited Partnerships pay distribution income and reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012 The net cash used during the six months ended September 30, 2013 was $(6,000) compared to net cash used during the six months ended September 30, 2012 of $(62,000). During the six months ended September 30, 2013, the Partnership paid $(15,000) and $(17,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $(135,000) and $(37,000) paid during the six months ended September 30, 2012. During the six months ended September 30, 2013, the Partnership received $8,000 in net cash proceeds from the disposition of two of its Local Limited Partnerships compared to $77,000 of net cash proceeds received during the six months ended September 30, 2012.

During the six months ended September 30, 2013 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $(27,000). The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2013, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three and six month periods ended September 30, 2013 and September 30, 2012,(iii) the Condensed Statements of Partners’ Deficit for the six months ended September 30, 2013 (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2013 and September 30, 2012 and (iv) the Notes to Condensed Financial Statements.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:	WNC California Housing Tax Credit Partners III, L.P. General Partner

By:	/s/ Wilfred N. Cooper Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 12, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 12, 2013

