Form 10-Q
period 2013-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2014-01-28
CIK 892997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2013

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2013	March 31, 2013

ASSETS

Cash	$5,698	$17,070
Other assets	47,249	890
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$52,947	$17,960

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,679,869	$1,602,638

Total Liabilities	1,679,869	1,602,638

Partners’ Deficit:
General Partner	(186,401)	(185,979)
Limited Partners (30,000 Partnership Units authorized;17,917 and 18,000 Partnership Units issued and outstanding)	(1,440,521)	(1,398,699)

Total Partners’ Deficit	(1,626,922)	(1,584,678)

Total Liabilities and Partners’ Deficit	$52,947	$17,960

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	2013		2012
	Three Months	Nine Months	Three Months	Nine Months

Distribution income	$-	$13,130	$-	$-
Reporting fees	-	-	-	600

Total operating income	-	13,130	-	600

Operating expenses:
Asset management fees (Note 3)	6,272	28,133	12,729	45,317
Legal and accounting fees	6,100	27,820	3,585	29,910
Outsourcing expenses	1,876	4,336	603	4,399
Other	521	3,494	862	4,553

Total operating expenses	14,769	63,783	17,779	84,179

Loss from operations	(14,769)	(50,653)	(17,779)	(83,579)

Gain on sale of Local Limited Partnerships	-	8,409	-	121,751

Interest income	-	-	2	18

Net income (loss)	$(14,769)	$(42,244)	$(17,777)	$38,190

Net income (loss) allocated to:
General Partner	$(148)	$(422)	$(178)	$382

Limited Partners	$(14,621)	$(41,822)	$(17,599)	$37,808

Net income (loss) per Partnership Unit	$(1)	$(2)	$(1)	$2

Outstanding weighted Partnership Units	17,917	17,917	18,000	18,000

See accompanying notes to condensed financial statements

F-2

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2013

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2013	$(185,979)	$(1,398,699)	$(1,584,678)

Net loss	(422)	(41,822)	(42,244)

Partners’ deficit at December 31, 2013	$(186,401)	$(1,440,521)	$(1,626,922)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income (loss)	$(42,244)	$38,190
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(8,409)	(121,751)
(Increase) decrease in other assets	(46,359)	11,712
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	77,231	(84,558)

Net cash used in operating activities	(19,781)	(156,407)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	8,409	77,301

Net cash provided by investing activities	8,409	77,301

Net decrease in cash	(11,372)	(79,106)

Cash, beginning of period	17,070	107,982

Cash, end of period	$5,698	$28,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates.	$-	$19,450

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering on July 22, 1994, a total of 17,990 Partnership Units representing $17,990,000 had been sold. During 1995, an additional 10 Partnership Units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments. As of December 31, 2013, a total of 17,917 Partnership Units remain outstanding.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

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

For the Quarterly Period Ended December 31, 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2015.

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

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2013.

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

The following table reflects the dispositions that occurred during the nine months ended December 31, 2013. The Compliance Period for all Local Limited Partnerships has been completed so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31 prior to sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Gain (loss) on sale

Almond View Apartments, Limited	$1,616,729	$295,000	7/31/2013	$2,500	$2,080	$420
La Paloma del Sol, Phase II, L.P.	1,336,172	810,000	8/31/2013	10,000	2,011	7,989

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of during the nine months ended December 31, 2013:

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of December 31, 2013, the Local Limited Partnership Interest in Colonial Village Roseville was identified to be sold. Colonial Village Roseville was appraised for $2,655,000 and had a mortgage note balance of $1,485,033 as of December 31, 2012. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close by June 30, 2014.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2013

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2013, all of the investment balances had reached zero.

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

For the Quarterly Period Ended December 31, 2013

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

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2013 and March 31, 2013, the Partnership owns Local Limited Partnership interests in 1 and 3 Local Limited Partnerships, respectively. As of December 31, 2013 and March 31, 2013, these Local Limited Partnership’s each own one Housing Complex consisting of an aggregate of 56 and 166 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Revenue	$581,000	$893,000
Expenses:
Operating expenses	388,000	671,000
Interest expense	114,000	198,000
Depreciation and amortization	186,000	296,000

Total expenses	688,000	1,165,000

Net loss	$(107,000)	$(272,000)

Net loss allocable to the Partnership	$(104,000)	$(269,000)

Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)	An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $28,133 and $45,317 were incurred during the nine months ended December 31, 2013 and 2012, respectively. The Partnership paid the General Partner and its affiliates $15,000 and $134,903 of those fees during the nine months ended December 31, 2013 and 2012, respectively.

(b)	Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned during the periods presented.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $22,003 and $54,225 during the nine months ended December 31, 2013 and 2012, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2013	March 31, 2013

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$64,098	$-
Asset management fee payable	1,615,771	1,602,638
Total	$1,679,869	$1,602,638

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2013 and 2012, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2013 consisted of $6,000 in cash and $47,000 of other assets. Liabilities at December 31, 2013 consisted of $1,680,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012. The Partnership’s net loss for the three months ended December 31, 2013 was $(15,000), reflecting a decrease of $3,000 from the $(18,000) net loss for the three months ended December 31, 2012. There was a $6,000 decrease in asset management fees for the three months ended December 31, 2013. These fees are calculated based on the invested assets, which decreased due to the dispositions of Local Limited Partnerships. There was a $(3,000) increase in legal and accounting fees for the three months ended December 31, 2013 due to the timing of the accounting work performed. Additionally, there was a $(1,000) increase in outsourcing expenses for the three months ended December 31, 2013 due to the filing of proxies related to the disposition of the remaining Local Limited Partnerships.

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012. The Partnership’s net loss for the nine months ended December 31, 2013 was $(42,000), reflecting a decrease of $(80,000) from the $38,000 net income for the nine months ended December 31, 2012. The decrease in net income was partially due to a $(113,000) decrease in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2013. The gains recorded vary from period to period depending on the sale prices and values of the Local Limited Partnerships sold. There was also a $17,000 decrease in asset management fees for the nine months ended December 31, 2013. These fees are calculated based on the invested assets, which decreased due to the dispositions of Local Limited Partnerships in the prior year. There was a $2,000 decrease in legal and accounting fees due to the timing of the accounting work performed. The distribution income increased by $13,000 and reporting fees decreased $(1,000) for the nine months ended December 31, 2013. Local Limited Partnerships pay distribution income and reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012. The net cash used during the nine months ended December 31, 2013 was $(11,000) compared to net cash used during the nine months ended December 31, 2012 of $(79,000). During the nine months ended December 31, 2013, the Partnership paid $(15,000) and $(22,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $(135,000) and $(54,000) paid during the nine months ended December 31, 2012, respectively. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees and operating expense reimbursements will be paid to the General Partner or affiliates. During the nine months ended December 31, 2013, the Partnership received $8,000 in net cash proceeds from the disposition of its Local Limited Partnerships compared to $77,000 of sales proceeds received during the nine months ended December 31, 2012.

During the nine months ended December 31, 2013 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $77,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2013, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2015.

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

4

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

5

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2013 and 2012, (iii) the Condensed Statements of Partners’ Deficit for the nine months ended December 31, 2013, (iv) the Condensed Statement of Cash Flows for the nine months ended December 31, 2013 and 2012 and (v) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:	WNC California Housing Tax Credit Partners III, L.P General Partner

By:	/s/ Wilfred N. Cooper Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: January 27, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: January 27, 2014

7