Form 10-K
period 2014-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2014-06-04
CIK 892997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

The general partner of the Partnership is WNC California Tax Credits Partners III, L.P. (the “General Partner”). WNC & Associates, Inc. (“Associates”) is the general partner of WNC Tax Credit Partners III, L.P. The chairman and president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”), on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering on July 22, 1994, a total of 18,000 Partnership Units representing $18,000,000 had been sold. As of March 31, 2014, a total of 17,917 Partnership Units remain outstanding. Holders of Partnership Units are referred to herein as “Limited Partners.”

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

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is seeking to sell its Local Limited Partnership Interests. Nonetheless, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated October 5, 1992 (the “Partnership Agreement”), will be accomplished in the near term. Furthermore, the codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. If a Local Limited Partnership Interest or the related Housing Complex is not sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex.

The Partnership originally invested in eighteen Local Limited Partnerships, seventeen of which have been sold or otherwise disposed of as of March 31, 2014. Each of these Local Limited Partnerships owns or owned a Housing Complex all of which were eligible for the Federal Low Income Housing Tax Credit and eight of them were eligible for the California Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. The Compliance Period has ended for each of the Partnership’s remaining Housing Complexes as of March 31, 2014.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

The proceeds from the disposition of any Housing Complex will be used first to pay debts and other obligations per the applicable Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the applicable Local Limited Partnership Agreement.

The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any amounts of cash will be distributed to the Limited Partners, as the proceeds first would be used to pay Partnership obligations and to fund reserves. Similarly, there can be no assurance that the Partnership will be able to sell its Local Limited Partnership Interests, or that cash therefrom would be available for distribution to the Limited Partners.

As of March 31, 2013, the Partnership sold its Local Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P. II, Nueva Sierra Vista Associates, L.P., Walnut – Pixley, L.P., Orosi Apartments, Ltd., Memory Lane, L.P., Sun Manor, L.P., Almond Garden Apartment Associates, Buccaneer Villas, Limited, Dallas County Housing, Ltd. and Old Fort Limited Partnership.

The following table reflects the 2 Local Limited Partnership interests that were sold during the year ended March 31, 2014. No distributions were made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31 prior to sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Gain (loss) on sale
Almond View Apartments, Limited	$1,617,000	$295,000	7/31/2013	$2,500	$2,080	$420
La Paloma del Sol, Phase II, L.P.	1,336,000	810,000	8/31/2013	10,000	2,011	7,989

The following table represents the use of the cash proceeds from the dispositions of the Local Limited Partnership interests that were disposed of during the year ended March 31, 2014:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses	Cash distribution to investors
Almond View Apartments, Limited	$2,500	$-	$-	$2,500	$-
La Paloma del Sol, Phase II, L.P.	10,000	2,441	-	7,559	-

As of March 31, 2014 the Local Limited Partnership Interest in Colonial Village Roseville was identified to be sold. Colonial Village Roseville was appraised for $2,590,000 and had a mortgage note balance of $1,408,000 as of December 31, 2013. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close by June 30, 2014. The sales price has yet been determined.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions.

●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.

●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses. Similar risks apply to sales of Local Limited Partnership Interests.

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

Housing Complexes without financing or operating subsidies may be unable to pay operating expenses. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex. If a forced sale occurs during the Compliance Period of a Housing Complex, a partial recapture of Low Income Housing Tax Credits could occur. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits. Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing. Those Housing Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants. Over time, the expenses of a Housing Complex will increase. If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, at the time of the Partnership’s investment, each Local General Partner demonstrated a net worth which the General Partner believed was appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships.

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

c.	Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

●	the determination of which depends on future factual circumstances,

●	which are peculiar to individual Limited Partners, or

●	which are not customarily the subject of an opinion.

The more significant of these matters include:

●	allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,

●	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,

●	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits, and

●	applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and

●	the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased (decreased) by approximately $19,000, $(87,000), and $(337,000), for the years ended March 31, 2014, 2013 and 2012, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $25,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the one Housing Complex for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

WNC California Housing Tax Credits III, L.P.

			As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnerships

Colonial Village Roseville (1)	Roseville, California	S.P. Thomas Company of Northern California Inc. and Project Go, Inc.	$2,811,000	$2,811,000	56	$5,872,000	$1,408,000

			$2,811,000	$2,811,000	56	$5,872,000	$1,408,000

(1)	The Local Limited Partnership interest has been identified for sale as of March 31, 2014.

WNC California Housing Tax Credits III, L.P.

	For the year ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Colonial Village Roseville (1)	$584,000	$(90,000)	N/A

	$584,000	$(90,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

(1)	The Local Limited Partnership interest has been identified for sale as of March 31, 2014.

WNC California Housing Tax Credits III, L.P.

March 31, 2014

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

Almond Garden Apartment Associates	Delhi, California	Anthony Donovan	N/A	N/A	97%	97%	100%

Almond View Apartments, Ltd.	Stockton, California	Daniel C. Logue and Cyrus Youssefi	N/A	96%	90%	88%	85%

Buccaneer Associates, Limited	Fernandia Beach, Florida	Clifford E. Olsen	N/A	N/A	98%	92%	96%

Candleridge Apartments of Perry L.P. II	Perry, Iowa	Eric A. Sheldahl	N/A	N/A	N/A	N/A	92%

Colonial Village Roseville	Roseville, California	S.P. Thomas Company of Northern California Inc. and Project Go, Inc.	93%	93%	98%	100%	93%

Dallas County Housing, Ltd.	Orrville, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	N/A	N/A	84%	84%	84%

La Paloma del Sol Limited Partnership	Deming, New Mexico	Dean Greenwalt	N/A	92%	100%	97%	100%

Memory Lane Limited Partnership	Yankton, South Dakota	Skogen - Peterson, Inc.	N/A	N/A	N/A	100%	100%

Nueva Sierra Vista Associates	Richgrove, California	Self-Help Enterprises, Inc. and Nueva Sierra Vista Corporation	N/A	N/A	N/A	N/A	91%

WNC California Housing Tax Credits III, L.P.

March 31, 2014

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

Old Fort Limited Partnership	Hidalgo, Texas	Alan Deke Noftsker and ABO Corporation	N/A	N/A	100%	93%	100%

Orosi Apartments, Ltd.	Orosi, California	Douglas W. Young	N/A	N/A	N/A	93%	93%

Parlier Garden Apts.	Parlier, California	David J. Micheal and Professional Apartment Management, Inc.	N/A	N/A	N/A	N/A	100%

Rosewood Apartments Limited Partnership	Superior, Wisconsin	Duffy Development Company, Inc.	N/A	N/A	N/A	N/A	N/A

Sun Manor, L.P.	Itta Bena, Mississippi	Glenn D. Miller	N/A	N/A	100%	100%	100%

Tahoe Pines Apartments	South Lake Tahoe, California	David J. Michael, Bucky Fong, Dean Pearson, Coy Elvis and Dr. Patricia Hatton	N/A	N/A	N/A	N/A	86%

Venus Retirement Village, Ltd.	Venus, Texas	W. Joseph Chamy	N/A	N/A	N/A	N/A	N/A

Walnut - Pixley, L.P.	Orange, California	Walnut - Pixley, Inc.	N/A	N/A	N/A	91%	91%

Winters Investment Group	Winters, California	John P. Casper	N/A	N/A	N/A	N/A	N/A
		Weighted Average	93%	94%	96%	94%	94%

N/A - The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2014, there were 900 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2014, 2013, and 2012 the Partnership did not make any cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2014.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2014	2013	2012	2011	2010

ASSETS
Cash	$5,698	$17,070	$107,982	$173,114	$180,321
Other assets	60,756	890	18,550	-	-
Investments in Local Limited Partnerships, net	-	-	-	-	-

Total Assets	$66,454	$17,960	$126,532	$173,114	$180,321

LIABILITIES
Accrued fees and expenses due to General Partner and affiliates	$1,717,344	$1,602,638	$1,728,917	$2,029,485	$2,008,509

PARTNERS’ DEFICIT	(1,650,890)	(1,584,678)	(1,602,385)	(1,856,371)	(1,828,188)

Total Liabilities and Partners’ Deficit	$66,454	$17,960	$126,532	$173,114	$180,321

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2014	2013	2012	2011	2010

Loss from operations	$(74,622)	$(104,062)	$(128,034)	$(86,012)	$(215,733)
Gain on sale of Local Limited Partnerships	8,409	121,751	381,961	57,600	98,423
Interest income	1	18	59	229	251
Net income (loss)	$(66,212)	$17,707	$253,986	$(28,183)	$(117,059)

Net income (loss) allocated to:
General Partner	$(662)	$177	$2,540	$(282)	$(1,171)

Limited Partners	$(65,550)	$17,530	$251,446	$(27,901)	$(115,888)

Net income (loss) per Partnership Unit	$(3.66)	$.98	$13.97	$(1.55)	$(6.44)
Outstanding weighted Partnership Units	17,917	17,957	18,000	18,000	18,000

	For the Years Ended March 31,
	2014	2013	2012	2011	2010
Net cash provided by (used in):
Operating activities	$(19,781)	$(168,213)	$(447,093)	$(64,807)	$(152,733)
Investing activities	8,409	77,301	381,961	57,600	98,423

Net change in cash	(11,372)	(90,912)	(65,132)	(7,207)	(54,310)

Cash, beginning of year	17,070	107,982	173,114	180,321	234,631

Cash, end of year	$5,698	$17,070	$107,982	$173,114	$180,321

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

Impact of Recent Accounting Pronouncements

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

Financial Condition

The Partnership’s assets at March 31, 2014 consisted of $6,000 in cash and $61,000 in other assets. Liabilities at March 31, 2014 consisted of $1,717,000 in accrued fees and expenses due to the General Partner and affiliates. (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The Partnership’s net loss for the year ended March 31, 2014 was $(66,000), reflecting a decrease of $(84,000) from the net income of $18,000 for the year ended March 31, 2013. During the year ended March 31, 2014 the Partnership recognized an $8,000 gain on sale of Local Limited Partnerships compared to a gain of $122,000 recorded during the year ended March 31, 2013. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold. The reporting fees decreased by $(1,000) and the distribution income increased by $13,000 from the year ended March 31, 2013. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The accounting and legal fees increased by $(4,000) for the year ended March 31, 2014 due to the timing of the accounting work performed. The asset management fees decreased by $24,000 for the year ended March 31, 2014 due to the fact that the fees are calculated based on the value of the invested assets, which decreased as a result of the sales of Local Limited Partnerships. The outsourcing expenses increased by $(1,000) for the year ended March 31, 2014 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. The mailing expenses decreased by $2,000 for the year ended March 31, 2014 due to the decrease in proxy mailings related to the dispositions as compared to the prior year. Write off of other assets decreased by $7,000 during the year ended March 31, 2014. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed due to the amount of time taken to sell the property. Other expenses increased by $(10,000) primarily due to proxy and other SEC filing related printing expenses.

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

Liquidity and Capital Resources

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The net decrease in cash during the year ended March 31, 2014 was $(11,000) compared to a net decrease in cash for the year ended March 31, 2013 of $(91,000). There was a decrease of $(69,000) in net proceeds from sale of Local Limited Partnerships during the year ended March 31, 2014. The sales proceeds received from the sales of the Local Limited Partnerships will vary depending on the value of the underlying Housing Complex compared to the outstanding debt owed on the Housing Complex. During the year ended March 31, 2014, distribution income increased by $13,000 and reporting fees decreased by $(1,000), as described above. The Partnership reimbursed the General Partner or an affiliate $(22,000) of operating expenses that were paid on the Partnership’s behalf compared to $(57,000) reimbursed during the year ended March 31, 2013. The Partnership paid $(15,000) during the year ended March 31, 2014 in accrued asset management fees compared to $(145,000) reimbursed during the year ended March 31, 2013. The reimbursement of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership.

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The net decrease in cash during the year ended March 31, 2013 was $(91,000) compared to a net decrease in cash for the year ended March 31, 2012 of $(65,000). There was a decrease of $(305,000) in net proceeds from sale of Local Limited Partnerships during the year ended March 31, 2013. The sales proceeds received from the sales of the Local Limited Partnerships will vary depending on the value of the underlying Housing Complex compared to the outstanding debt owed on the Housing Complex. The Partnership received no prepaid proceeds received during the year ended March 31, 2013 compared to $25,000 received during the year ended March 31, 2012 related to the sale of one of the Local Limited Partnerships, which occurred subsequent to March 31, 2012. During the year ended March 31, 2013, distributions and reporting fees decreased by $(15,000) and $(4,000), respectively, as described above. The Partnership reimbursed the General Partner or an affiliate $(57,000) of operating expenses that were paid on the Partnership’s behalf compared to $(71,000) reimbursed during the year ended March 31, 2012. The Partnership also paid the General Partner or an affiliate $(145,000) in accrued asset management fees during the year ended March 31, 2013 compared to $(430,000) paid during the year ended March 31, 2012.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately $115,000, $(101,000), and $(326,000) for the years ended March 31, 2014, 2013, and 2012, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2013:

	2015	2016	2017	2018	2019	Thereafter	Total

Asset management fees (1)	$1,742,432	$25,000	$25,000	$25,000	$25,000	$775,000	$2,617,432
Total contractual cash obligations	$1,742,432	$25,000	$25,000	$25,000	$25,000	$775,000	$2,617,432

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2014. Amounts due to the General Partner as of March 31, 2014 have been included in the 2015 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

26

Reports of Independent Registered Public Accounting Firms

To the Partners

WNC California Housing Tax Credits III, L.P.

We have audited the accompanying balance sheets of WNC California Housing Tax Credits III, L.P. (the “Partnership”) as of March 31, 2014 and 2013, and the related statements of operations, partners’ deficit, and cash flows for the years then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. as of March 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the years ended March 31, 2014 and 2013 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP

Bethesda, Maryland
June 3, 2014

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC California Housing Tax Credits III, L.P.

We have audited the accompanying statements of operations, partners’ deficit and cash flows of WNC California Housing Tax Credits III, L.P. (the Partnership) for the year ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, WNC California Housing Tax Credits III, L.P.’s results of its operations and its cash flows for the year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to year above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C

Bethesda, Maryland
June 14, 2012

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

BALANCE SHEETS

	March 31
	2014	2013
ASSETS

Cash	$5,698	$17,070
Investments in Local Limited Partnerships, net	-	-
Other assets	60,756	890

Total Assets	$66,454	$17,960

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,717,344	$1,602,638

Total Liabilities	1,717,344	1,602,638

Partners’ deficit:
General Partner	(186,641)	(185,979)
Limited Partners (30,000 Partnership Units authorized; 17,917 and 17,957, respectively, Partnership Units issued and outstanding)	(1,464,249)	(1,398,699)

Total Partners’ Deficit	(1,650,890)	(1,584,678)

Total Liabilities and Partners’ Deficit	$66,454	$17,960

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the years ended March 31, 2014, 2013 and 2012

	For the Years Ended March 31
	2014	2013	2012
Income
Reporting fees	$-	$1,200	$5,288
Distribution income	13,130	-	14,641

Total income	13,130	1,200	19,929

Operating expenses:
Asset management fees (Note 3)	34,405	58,046	92,738
Accounting and legal fees	34,359	30,178	41,263
Outsourcing expenses	5,700	5,048	4,120
Mailing expense	108	1,977	2,766
Write off of other assets	-	6,838	-
Other	13,180	3,175	7,076

Total operating expenses	87,752	105,262	147,963

Loss from operations	(74,622)	(104,062)	(128,034)

Gain on sale of Local Limited Partnerships	8,409	121,751	381,961

Interest income	1	18	59

Net income (loss)	$(66,212)	$17,707	$253,986

Net income (loss) allocated to:
General Partner	$(662)	$177	$2,540

Limited Partners	$(65,550)	$17,530	$251,446

Net income (loss) per Partnership Unit	$(3.66)	$.98	$13.97

Outstanding weighted Partnership Units	17,917	17,957	18,000

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ DEFICIT

For the years ended March 31, 2014, 2013 and 2012

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2011	$(188,696)	$(1,667,675)	$(1,856,371)

Net income	2,540	251,446	253,986

Partners’ deficit at March 31, 2012	(186,156)	(1,416,229)	(1,602,385)

Net income	177	17,530	17,707

Partners’ deficit at March 31, 2013	(185,979)	(1,398,699)	(1,584,678)

Net loss	(662)	(65,550)	(66,212)

Partners’ deficit at March 31, 2014	$(186,641)	$(1,464,249)	$(1,650,890)

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2014, 2013 and 2012

	For the Years Ended March 31
	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$(66,212)	$17,707	$253,986
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(8,409)	(121,751)	(381,961)
Increase in prepaid disposition proceeds	-	-	25,000
(Increase) decrease in other assets	(59,866)	17,660	(18,550)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	114,706	(81,829)	(325,568)

Net cash used in operating activities	(19,781)	(168,213)	(447,093)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	8,409	77,301	381,961

Net cash provided by investing activities	8,409	77,301	381,961

Net decrease in cash	(11,372)	(90,912)	(65,132)

Cash, beginning of year	17,070	107,982	173,114

Cash, end of year	$5,698	$17,070	$107,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-	$800

NON-CASH INVESTING AND FINANCING ACTIVITIES
Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates.	$-	$19,450	$-

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years ended March 31, 2014, 2013 and 2012

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

The general partner of the Partnership is WNC California Housing Tax Credits Partners III, L.P. (the “General Partner”). WNC & Associates, Inc. (“Associates”) is the general partner of WNC Tax Credit Partners III, L.P. The chairman and president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering on July 22, 1994, a total of 17,990 Partnership Units representing $17,990,000 had been sold. During 1995, an additional 10 Partnership Units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible. As of March 31, 2014, a total of 17,917 Partnership Units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

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

For the Years Ended March 31, 2014, 2013 and 2012

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

For the Years Ended March 31, 2014, 2013 and 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2015.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds first would be used to pay Partnership obligations and funding of reserves.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2013, the Partnership sold its Local Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P. II, Nueva Sierra Vista Associates, L.P., Walnut – Pixley, L.P., Orosi Apartments, Ltd., Memory Lane, L.P., Sun Manor, L.P., Almond Garden Apartment Associates, Buccaneer Villas, Limited, Dallas County Housing, Ltd. and Old Fort Limited Partnership.

The following table reflects the 2 Local Limited Partnership interests that were sold during the year ended March 31, 2014. No distributions were made to the Limited Partners as a result of these dispositions. Each of the Local Limited Partnerships had completed its Compliance Period so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31 prior to sale date	Appraisal Value	Date of Sale	Sales Proceeds	Actual Sale Related Expenses	Gain (loss) on sale
Almond View Apartments, Limited	$1,617,000	$295,000	7/31/2013	$2,500	$2,080	$420
La Paloma del Sol, Phase II, L.P.	1,336,000	810,000	8/31/2013	10,000	2,011	7,989

The following table represents the use of the cash proceeds from the dispositions of the Local Limited Partnerships that were disposed of during the year ended March 31, 2014:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses	Cash distribution to investors
Almond View Apartments, Limited	$2,500	$-	$-	$2,500	$-
La Paloma del Sol, Phase II, L.P.	10,000	2,441	-	7,559	-

As of March 31, 2014, the Local Limited Partnership Interest in Colonial Village Roseville was identified to be sold. Colonial Village Roseville was appraised for $2,590,000 and had a mortgage note balance of $1,408,000 as of December 31, 2013. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sale of the Local Limited Partnership is expected to close by June 30, 2014. The sales price has yet to be determined.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

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

For the Years Ended March 31, 2014, 2013 and 2012

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2014 and 2013, the Partnership had no cash equivalents.

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

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

For the Years Ended March 31, 2014, 2013 and 2012

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2014 and 2013, the Partnership owns Local Limited Partnership interests in 1 and 3 Local Limited Partnerships, respectively. As of March 31, 2014 and 2013, these Local Limited Partnerships each own one Housing Complex consisting of an aggregate of 56 and 166 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2014 and 2013, are approximately $(1,066,000) and $1,182,000, respectively, greater (less) than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2014 and 2013, the investment accounts in all of Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership’s estimated share of losses for the years ended March 31, 2014, 2013 and 2012, amounting to approximately $89,000, $288,000, and $487,000, respectively, have not been recognized. As of March 31, 2014, the aggregate share of net losses not recognized by the Partnership amounted to $341,000.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

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

COMBINED CONDENSED BALANCE SHEETS

	2013	2012
ASSETS

Buildings and improvements, net of accumulated depreciation as of December 31, 2013 and 2012 of $3,544,000 and $6,525,000 respectively.	$1,583,000	$3,902,000
Land	316,000	527,000
Other assets	235,000	523,000

Total Assets	$2,134,000	$4,952,000

LIABILITIES

Mortgage loans payable	$1,408,000	$4,438,000
Due to related parties	15,000	858,000
Other liabilities	35,000	1,464,000

Total Liabilities	1,458,000	6,760,000

PARTNERS’ EQUITY (DEFICIT)

WNC California Housing Tax Credits III, L.P.	1,066,000	(1,182,000)
Other partners	(390,000)	(626,000)

Total Partners’ Equity (Deficit)	676,000	(1,808,000)

Total Liabilities and Partners’ Equity (Deficit)	$2,134,000	$4,952,000

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012	2011

Revenues	$601,000	$1,124,000	$2,273,000

Expenses:
Operating expenses	405,000	798,000	1,717,000
Interest expense	100,000	248,000	418,000
Depreciation and amortization	186,000	369,000	629,000

Total expenses	691,000	1,415,000	2,764,000

Net loss	$(90,000)	$(291,000)	$(491,000)

Net loss allocable to the Partnership	$(89,000)	$(288,000)	$(487,000)

Net loss recorded by the Partnership	$-	$-	$-

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or its affiliates for the following items:

Acquisition fees equal to 9% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership had incurred acquisition fees of $1,620,000. As of all periods presented, the capitalized costs were fully amortized.

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

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $34,405, $58,046, and $92,738 were incurred during the years ended March 31, 2014, 2013, and 2012, respectively, of which $15,000, $144,903, and $429,628, was paid during the years ended March 31, 2014, 2013 and 2012, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were approximately $22,000, $57,000, and $71,000 during the years ended March 31, 2014, 2013 and 2012, respectively. The unpaid operating expenses reimbursable to the General Partner or its affiliates were $95,301, $0, and $14,422 for the years ended March 31, 2014, 2013 and 2012, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2014	2013

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$95,301	$-

Asset management fee payable	1,622,043	1,602,638

Total	$1,717,344	$1,602,638

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2015.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2014

Income	$1,000	$12,000	$-	$-

Operating expenses	21,000	28,000	15,000	24,000

Loss from operations	(20,000)	(16,000)	(15,000)	(24,000)

Gain on sale of Local Limited Partnerships	-	8,000	-	-

Net loss	(20,000)	(8,000)	(15,000)	(24,000)

Net loss available to Limited Partners	(20,000)	(7,000)	(15,000)	(24,000)

Net loss per Partnership Unit	(1)	(1)	(1)	(1)

	June 30	September 30	December 31	March 31

2013

Income	$-	$-	$-	$1,000

Operating expenses	39,000	27,000	18,000	21,000

Loss from operations	(39,000)	(27,000)	(18,000)	(20,000)

Gain on sale of Local Limited Partnerships	81,000	41,000	-	-

Net income (loss)	42,000	14,000	(18,000)	(20,000)

Net income (loss) available to Limited Partners	41,000	14,000	(18,000)	(19,000)

Net income (loss) per Partnership Unit	2	1	(1)	(1)

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2014. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2014.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Evaluation of disclosure controls and procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

The Partnership has no directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr. is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr. is President, Chief Executive Officer, Secretary, a Director, and a member of the Investment Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber is an Executive Vice President, Chief Operating Officer, chair of the Investment Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer is an Executive Vice President, a member of the Investment Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. He is a registered representative with WNC Capital Corporation. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Melanie R. Wenk is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Darrick Metz is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier is Senior Vice President – Investor Relations of WNC & Associates, Inc. and oversees multi-investor fund equity raising and closings as well as the marketing group. She is a registered representative with WNC Capital Corporation. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Kelly Henderson is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in economics with an emphasis in accounting.

Gregory S. Hand is Senior Vice President – Underwriting of WNC & Associates, Inc. and oversees the property underwriting activities. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Anil Advani is Senior Vice President – Private Label Funds of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2013, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

(f)	Involvement in Certain Legal Proceedings

None.

(g)	Promoters and Control Persons

Inapplicable.

(h)	Audit Committee Financial Expert, and (i) Identification of the Audit Committee

Neither the Partnership nor the General Partner, has an audit committee.

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

Item 11. Executive Compensation

The General Partner and its affiliates are not permitted under Section 5.6 of the Partnership Agreement to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement and paid during the periods covered by this report or that could be paid in future periods are summarized below.

(a)	Compensation for Services

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual asset management fee in an amount equal to 0.5% of the Partnership’s invested assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of approximately $34,000, $58,000, and $93,000, were incurred during the years ended March 31, 2014, 2013 and 2012, respectively. The Partnership paid the General Partner and or its affiliates approximately $15,000, $145,000, and $430,000, of those fees during the years ended March 31, 2014, 2013 and 2012, respectively.

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

Reimbursement to the General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.4 of the Partnership Agreement of Limited. The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for advertising and promotion, management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were approximately $95,000, $0, and $14,000 for the years ended March 31, 2014, 2013 and 2012, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $22,000, $57,000, and $71,000, during the years ended March 31, 2014, 2013 and 2012, respectively.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $0 for Associates and $0 for the General Partner in the aggregate for the tax years (calendar years) ended December 31, 2013, 2012 and 2011. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2014, 2013 and 2012. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2014, 2013 or 2012.

(d)	Subordinated Disposition Fee

The General Partner may receive a subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.

(e)	Compensation Committee Interlocks and Insider Participation

The Partnership has no compensation committee.

(f)	Compensation Committee Report

The Partnership has no compensation committee.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2013	2012

Audit Fees	$22,050	$21,285
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$22,050	$21,285

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of Financial statements included in Part II hereof:

The Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2014 and 2013
Statements of Operations for the years ended March 31, 2014, 2013 and 2012
Statements of Partners’ Deficit for the years ended March 31, 2014, 2013 and 2012
Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012
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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2014 and 2013, (ii) the Statements of Operations for the years ended March 31, 2014, 2013 and 2012, (iii) the Statements of Partners’ Deficit for the years ended March 31, 2014, 2013, and 2012, (iv) the Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012, and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC California Housing Tax Credits III, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

		As of March 31, 2013		As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings and Equipment	Accumulated Depreciation	Net Book Value

Colonial Village Roseville (1)	Roseville, California	$2,811,000	$2,811,000	$1,408,000	$316,000	$5,127,000	$(3,544,000)	$1,899,000

		$2,811,000	$2,811,000	$1,408,000	$316,000	$5,127,000	$(3,544,000)	$1,899,000

(1) The Local Limited Partnership interest has been identified for sale as of March 31, 2014.

WNC California Housing Tax Credits III, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

	For the year ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

Colonial Village Roseville (1)	$584,000	$(90,000)	1993	Completed	27.5

	$584,000	$(90,000)

(1) The Local Limited Partnership interest has been identified for sale as of March 31, 2014.

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

Date: June 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 3, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 3, 2014

By:	/s/ Wilfred N. Cooper Sr.
Wilfred N. Cooper Sr.
Chairman of the Board of WNC & Associates Inc.

Date: June 3, 2014

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 3, 2014

