Form 10-K/A
period 2014-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2014-09-16
CIK 892997

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

NONE

EXPLANATORY NOTE

This Amendment is being filed for the purpose of including disclosure in Item 3, Legal Proceedings, at internal page 19, which was inadvertently omitted from Item 3 in the initial filing, and to refer to the legal proceeding on page 6, and F-10. Except for these corrections, there have been no changes in any of the financial or other information contained in the report. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

2

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

As of March 31, 2014, the Local Limited Partnership Interest in Colonial Village Roseville was identified to be sold. Colonial Village Roseville was appraised for $2,590,000 and had a mortgage note balance of $1,408,000 as of December 31, 2013. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture. The sales price has yet been determined. The Local General Partner prevented a sale from moving forward and the Partnership filed suit to force the sale.  The Court will identify appraisers to appraise the property and recommend a sales price to proceed.  The sale is not expected to be concluded this calendar year.

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

Item 3. Legal Proceedings

The Partnership is a limited partner in Colonial Village Roseville, a California limited partnership (“Colonial Roseville”). Colonial Roseville owns and operates an apartment complex. Project GO, Incorporated (“Project GO”) is the general partner of Colonial Roseville.

Notwithstanding its prior indications to the contrary, Project GO refused to accept an offer to buy its general partner interest in Colonial Roseville, and in Colonial Village Auburn, a California limited partnership (“Colonial Auburn”), the limited partnership interest in which is owned by another investment fund sponsored by Associates. Rather, Project GO engaged counsel to issue threatening letters to the Partnership. Consequently, the Partnership and the WNC investment fund that owns the limited partner interest in Colonial Auburn have commenced litigation against Project GO.

On September 3, 2013, Associates, the Partnership and the other investment fund sponsored by Associates filed with the Superior Court of California, County of Placer, a Verified Complaint naming as defendants Project GO, Colonial Roseville, and Colonial Auburn. The following as causes of action were included therein: breach of contract for failure to sell Project GO’s general partner interests and for failure to dissolve Colonial Roseville and Colonial Auburn, dissolution of Colonial Roseville and Colonial Auburn, breach of fiduciary duty, accounting, and appointment of receiver, and intentional interference. On October 24, 2013, Project GO filed a motion to purchase the Colonial Roseville LP interest pursuant to California Corporations Code Section 15908.02. Under this provision of California law, when one partner sues for dissolution, the other may seek a court order enabling the defendant to purchase the interest of the plaintiff at fair market value as determined by three appraisers. Project GO’s motion to pursue this remedy was approved by court order. In accordance with the court order, each of Project GO and the Partnership submitted for the court’s consideration the names of three appraisers. Project GO also posted a bond with the court. The court has selected one appraiser from each of the two lists and has identified a third appraiser. The three appraisers have been charged by the court with determining a fair market value for the Colonia Roseville and the Colonial Auburn LP interests.

The provisions of California Corporations Code Section 15908.02(d), (e) and (f) provide as follows:

(d) The court shall appoint three disinterested appraisers to appraise the fair market value of the partnership interests owned by the moving parties, and shall make an order referring the matter to the appraisers so appointed for the purpose of ascertaining that value. The order shall prescribe the time and manner of producing evidence, if evidence is required. The award of the appraisers or a majority of them, when confirmed by the court, shall be final and conclusive upon all parties. The court shall enter a decree that shall provide in the alternative for winding up and dissolution of the limited partnership unless payment is made for the partnership interests within the time specified by the decree. If the purchasing parties do not make payment for the partnership interests within the time specified, judgment shall be entered against them and the surety or sureties on the bond for the amount of the expenses, including attorneys' fees, of the moving parties. Any member aggrieved by the action of the court may appeal therefrom.

(e) If the purchasing parties desire to prevent the winding up and dissolution of the limited partnership, they shall pay to the moving parties the value of their partnership interests ascertained and decreed within the time specified pursuant to this section, or, in the case of an appeal, as fixed on appeal. On receiving that payment or the tender thereof, the moving parties shall transfer their partnership interests to the purchasing parties.

(f) For the purposes of this section, the valuation date shall be the date upon which the action for judicial dissolution was commenced. However, the court may, upon the hearing of a motion by any party, and for good cause shown, designate some other date as the valuation date.

In light of the foregoing statute, the following alternative courses of action could result. The Partnership has been informed by counsel that these are the most likely alternatives. The actual result will depend on the court and on actions taken by Project GO and the Partnership as the court action progresses.

●	Following the appraisal process, Project GO purchases the Partnership’s Colonial Roseville LP Interest for its appraised value established by court order.

●	Following the appraisal process, Project GO does not purchase the interest of the Partnership. Funds from the bond are paid to the Partnership to cover all or part of its legal costs. The court enters an order requiring the dissolution of Colonial Roseville. Colonial Roseville winds up its affairs under California law by selling its apartment complex.

●	The court action is resolved by settlement.

Accordingly, the ultimate resolution is at present uncertain, and the resolution may be some time in coming. No estimate of a timetable can be provided at this time.

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

27

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

As of March 31, 2014, the Local Limited Partnership Interest in Colonial Village Roseville was identified to be sold. Colonial Village Roseville was appraised for $2,590,000 and had a mortgage note balance of $1,408,000 as of December 31, 2013. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture. The sales price has yet been determined. The Local General Partner prevented a sale from moving forward and the Partnership filed suit to force the sale.  The Court will identify appraisers to appraise the property and recommend a sales price to proceed.  The sale is not expected to be concluded this calendar year.

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

Date: September 16, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: September 16, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: September 16, 2014

By:	/s/ Wilfred N. Cooper Sr.
Wilfred N. Cooper Sr.
Chairman of the Board of WNC & Associates Inc.

Date: September 16, 2014

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: September 16, 2014

