Form 10-Q
period 2014-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2014-09-17
CIK 892997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2014

2

Part I. Financial Information

Item 1. Financial Statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2014	March 31, 2014

ASSETS

Cash	$10,040	$5,698
Other assets	60,650	60,756
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$70,690	$66,454

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,720,685	$1,717,344

Total Liabilities	1,720,685	1,717,344

Partners’ Deficit:
General Partner	(186,632)	(186,641)
Limited Partners (30,000 Partnership Units authorized; 17,917 Partnership Units issued and outstanding)	(1,463,363)	(1,464,249)

Total Partners’ Deficit	(1,649,995)	(1,650,890)

Total Liabilities and Partners’ Deficit	$70,690	$66,454

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
	Three Months	Three Months

Operating income:
Distribution income	$-	$1,000
Reporting fees	14,342	-

Total operating income	14,342	1,000

Operating expenses:
Asset management fees (Note 3)	6,272	12,729
Legal and accounting fees	-	4,910
Write off of other assets	5,410	-
Other	1,765	3,472

Total operating expenses	13,447	21,111

Net income (loss)	$895	$(20,111)

Net income (loss) allocated to:
General Partner	$9	$(201)

Limited Partners	$886	$(19,910)

Net income (loss) per Partnership Unit	$-	$(1)

Outstanding weighted Partnership Units	17,917	17,957

See accompanying notes to condensed financial statements

F-2

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2014

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2014	$(186,641)	$(1,464,249)	$(1,650,890)

Net income	9	886	895

Partners’ deficit at June 30, 2014	$(186,632)	$(1,463,363)	$(1,649,995)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$895	$(20,111)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in accrued fees and expenses due to General Partner and affiliates	3,341	12,729
(Increase) decrease in other assets	106	(6,180)

Net cash provided by (used in) operating activities	4,342	(13,562)

Cash flows from investing activities:
Prepaid disposition proceeds	-	2,500

Net cash provided by investing activities	-	2,500

Net increase (decrease) in cash	4,342	(11,062)

Cash, beginning of period	5,698	17,070

Cash, end of period	$10,040	$6,008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering on July 22, 1994, a total of 17,990 Partnership Units representing $17,990,000 had been sold. During 1995, an additional 10 Partnership Units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments. As of June 30, 2014, a total of 17,917 Partnership Units remain outstanding.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

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

For the Quarterly Period Ended June 30, 2014

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2015.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2014.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2014, the Partnership sold its Local Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P. II, Nueva Sierra Vista Associates, L.P., Walnut – Pixley, L.P., Orosi Apartments, Ltd., Memory Lane, L.P., Sun Manor, L.P., Almond Garden Apartment Associates, Buccaneer Villas, Limited, Dallas County Housing, Ltd., Old Fort Limited Partnership, Almond View Apartments, Limited and La Paloma del Sol, Phase II, L.P.

As of June 30, 2014 the Local Limited Partnership Interest in Colonial Village Roseville was identified to be sold. Colonial Village Roseville was appraised for $2,590,000 and had a mortgage note balance of $1,408,000 as of December 31, 2013. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture. The sales price has yet been determined. The Local General Partner prevented a sale from moving forward and the Partnership filed suit to force the sale. The Court will identify appraisers to appraise the property and recommend a sales price to proceed. The sale is not expected to be concluded this calendar year.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2014 and 2013 has not been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2014

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2014, all of the investment balances had reached zero.

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2011 remain open.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

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

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2014 and March 31, 2014, the Partnership owns a Local Limited Partnership interest in 1 Local Limited Partnership. As of June 30, 2014 and March 31, 2014, the Local Limited Partnership owns one Housing Complex consisting of an aggregate of 56 apartment units. The Local General Partner of the Local Limited Partnership manages the day to day operations of the entity. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnership.

Selected financial information for the three months ended June 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnership in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenue	$150,000	$281,000
Expenses:
Operating expenses	101,000	200,000
Interest expense	25,000	62,000
Depreciation and amortization	47,000	92,000

Total expenses	173,000	354,000

Net loss	$(23,000)	(73,000)

Net loss allocable to the Partnership	$(22,000)	(72,000)

Net loss recorded by the Partnership	$-	$-

At times the Local Limited Partnership has incurred significant operating losses and/or has working capital deficiencies. In the event the Local Limited Partnership continues to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of the Local Limited Partnership.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $6,272 and $12,729 were incurred during the three months ended June 30, 2014 and 2013, respectively. None of those fees was paid to the General Partner and/or its affiliates during the three months ended June 30, 2014 and 2013.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(b)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned during the periods presented.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $10,000 and $14,562 during the three months ended June 30, 2014 and 2013, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2014	March 31, 2014

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$92,370	$95,301
Asset management fees payable	1,628,315	1,622,043

Total	$1,720,685	$1,717,344

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2014 consisted of $10,000 in cash and $61,000 in other assets. Liabilities at June 30, 2014, consisted of $1,721,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. The Partnership’s net income for the three months ended June 30, 2014 was $1,000, reflecting an increase of $21,000 from the $(20,000) net loss for the three months ended June 30, 2013. The increase in net income was partially due to an increase of $14,000 in reporting fees with an offset of a $(1,000) decrease in distribution income for the three months ended June 30, 2014. Those fees can vary depending on when the Local Limited Partnership’s cash flow will allow for payment. There was also a $6,000 decrease in asset management fees for the three months ended June 30, 2014. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees incurred by the Partnership. The legal and accounting expenses decreased by $5,000 for the three months ended June 30, 2014 due to the timing of the work performed. The write off of other assets increased by $(5,000) during the three months ended June 30, 2014. Capitalized costs from potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties.

Liquidity and Capital Resources

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. Net cash provided during the three months ended June 30, 2014 was $4,000 compared to net cash used during the three months ended June 30, 2013 of $(11,000). During the three months ended June 30, 2014 the Partnership reimbursed the General Partner or affiliate $(10,000) of operating expenses paid on behalf of the Partnership compared to $(15,000) of reimbursements during the three months ended June 30, 2013. During the three months ended June 30, 2013 the Partnership received $3,000 in prepaid sales proceeds from the disposition of one of its Local Limited Partnerships compared to no such receipts during the three months ended June 30, 2014. Distribution income decreased by $(1,000), and reporting fees increased by $14,000 for the three months ended June 30, 2013. Local Limited Partnerships pay distributions and reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2014 accrued payables, which consist primarily of related party asset management fees due to the General Partner or affiliates, increased by $3,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2014, to be insufficient to meet all currently foreseeable future cash requirements. However, Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2015.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

Item 5. Other Information

NONE

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three months ended June 30, 2014 and June 30, 2013, (iii) the Condensed Statement of Partners’ Deficit for the three months ended June 30, 2014, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2014 and June 30, 2013 and (v) the Notes to Condensed Financial Statements.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:	WNC California Tax Credits Partners III, L.P. General Partner

By:	/s/ Wilfred N. Cooper Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: September 17, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: September 17, 2014

