Form 10-Q
period 2014-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2014-11-13
CIK 892997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2014

2

Part I. Financial Information

Item 1. Financial Statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2014	March 31, 2014

ASSETS

Cash	$10,040	$5,698
Other assets	93,242	60,756
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$103,282	$66,454

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,779,975	$1,717,344

Total Liabilities	1,779,975	1,717,344

Partners’ Deficit:
General Partner	(186,899)	(186,641)
Limited Partners (30,000 Partnership Units authorized; 17,897 and 17,917 Partnership Units issued and outstanding)	(1,489,794)	(1,464,249)

Total Partners’ Deficit	(1,676,693)	(1,650,890)

Total Liabilities and Partners’ Deficit	$103,282	$66,454

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2014 and 2013

(Unaudited)

	2014		2013
	Three Months	Six Months	Three Months	Six Months

Operating income:
Distribution income	$-	$14,342	$12,130	$13,130

Total operating income	-	14,342	12,130	13,130

Operating expenses:
Asset management fees (Note 3)	6,272	12,544	9,132	21,861
Legal and accounting fees	15,750	15,750	16,810	21,720
Write off of other assets	1,641	7,051	-	-
Other	3,035	4,800	1,961	5,433

Total operating expenses	26,698	40,145	27,903	49,014

Loss from operations	(26,698)	(25,803)	(15,773)	(35,884)

Gain on sale of Local Limited Partnerships	-	-	8,409	8,409

Net loss	$(26,698)	$(25,803)	$(7,364)	$(27,475)

Net loss allocated to:
General Partner	$(267)	$(258)	$(74)	$(275)

Limited Partners	$(26,431)	$(25,545)	$(7,290)	$(27,200)

Net income loss per Partnership Unit	$(1)	$(1)	$(1)	$(2)

Outstanding weighted Partnership Units	17,897	17,897	17,957	17,957

See accompanying notes to condensed financial statements

F-2

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2014

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2014	$(186,641)	$(1,464,249)	$(1,650,890)

Net loss	(258)	(25,545)	(25,803)

Partners’ deficit at September 30, 2014	$(186,899)	$(1,489,794)	$(1,676,693)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013

Cash flows from operating activities:
Net loss	$(25,803)	$(27,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in other assets	(32,486)	(6,160)
Gain on sale of Local Limited Partnerships	-	(8,409)
Increase in accrued fees and expenses due to General Partner and affiliates	62,631	27,263

Net cash provided by (used in) operating activities	4,342	(14,781)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	8,409

Net cash provided by investing activities	-	8,409

Net increase (decrease) in cash	4,342	(6,372)

Cash, beginning of period	5,698	17,070

Cash, end of period	$10,040	$10,698

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering on July 22, 1994, a total of 17,990 Partnership Units representing $17,990,000 had been sold. During 1995, an additional 10 Partnership Units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments. As of September 30, 2014 and March 31, 2014, a total of 17,897 and 17,917 Partnership Units, respectively, remain outstanding.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

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

For the Quarterly Period Ended September 30, 2014

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2015.

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

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2014.

As of March 31, 2014, the Partnership sold its Local Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd., Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P II, Nueva Sierra Vista Associates, L.P., Walnut – Pixley, L.P., Orosi Apartments, Ltd., Memory Lane, L.P., Sun Manor, L.P., Almond Garden Apartment Associates, Buccaneer Villas, Limited, Dallas County Housing Ltd., Old Fort Limited Partnership, Almond View Apartments L.P., and La Paloma del Sol, Phase II, L.P. The Partnership also sold the Housing complexes of Sequoia View as of March 31, 2014 .

As of September 30, 2014, the Local Limited Partnership Interest in Colonial Village Roseville was identified to be sold. Colonial Village Roseville was appraised for $2,590,000 and had a mortgage note balance of $1,408,000 as of December 31, 2013. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture. The sales price has yet been determined. The Local General Partner prevented a sale from moving forward and the Partnership filed suit to force the sale. The Court will identify appraisers to appraise the property and recommend a sales price to proceed. The sale is not expected to be concluded this calendar year.

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2014, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2014 and March 31, 2014, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

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

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2014 and March 31, 2014, the Partnership owns a Local Limited Partnership interest in 1 Local Limited Partnership which owns one Housing Complex consisting of an aggregate of 56 apartment units. The Local General Partner of the Local Limited Partnership manages the day to day operations of the entity. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreement, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnership.

Selected financial information for the six months ended September 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenue	$300,000	$431,000
Expenses:
Operating expenses	202,000	294,000
Interest expense	50,000	88,000
Depreciation and amortization	93,000	139,000

Total expenses	345,000	521,000

Net loss	$(45,000)	(90,000)

Net loss allocable to the Partnership	$(45,000)	$(88,000)

Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)	An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $12,544 and $21,861 were incurred during the six months ended September 30, 2014 and 2013, respectively. The Partnership paid the General Partner and its affiliates $0 and $15,000 of those fees during the six months ended September 30, 2014 and 2013, respectively.

(b)	A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned during the periods presented.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $10,000 and $17,003 during the six months ended September 30, 2014 and 2013, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2014	March 31, 2014

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$145,388	$95,301
Asset management fee payable	1,634,587	1,622,043
Total	$1,779,975	$1,717,344

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2014 consisted of $10,000 in cash and $93,000 in other assets. Liabilities at September 30, 2014, consisted of $1,780,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. The Partnership’s net loss for the three months ended September 30, 2014 was $27,000, reflecting an increase of $20,000 from the $7,000 of net loss for the three months ended September 30, 2013. The increase in net loss was primarily due to a decrease of $12,000 in distribution income for the three months ended September 30, 2014. Those fees can vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. Gain on sale of Local Limited Partnerships decreased by $8,000 during the three months ended September 30, 2014. The number of disposition and gains recorded vary from period to period depending on the economic conditions and the market for the properties in the specific location. There was also a $3,000 decrease in asset management fees for the three months ended September 30, 2014. There fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees incurred by the Partnership. The legal and accounting expenses decreased by $1,000 for the three months ended September 30, 2014 due to the timing of the work performed. The write off of other assets increased by $2,000 during the three months ended September 30, 2014. Capitalized costs from potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties.

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013. The Partnership’s net loss for the six months ended September 30, 2014 was $26,000, reflecting a decrease of $1,000 from the $27,000 net loss for the six months ended September 30, 2013. There was an increase of $1,000 in distribution income during the six months ended September 30, 2014 compared to the six months ended September 30, 2013. Local Limited Partnerships pay distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Gain on sale of Local Limited Partnerships decreased by $8,000 during the six months ended September 30, 2014, as discussed above. There was also a $9,000 decrease in asset management fees for the six months ended September 30, 2014. These fees are calculated based on the invested assets, which decreased due to the dispositions of Local Limited Partnerships. There was a $6,000 decrease in legal and accounting fees for the six months ended September 30, 2014 due to the timing of the accounting work performed. The write off of other assets increased by $7,000 during the six months ended September 30, 2014. Capitalized costs from potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013. The net cash provided during the six months ended September 30, 2014 was $4,000 compared to net cash used during the six months ended September 30, 2013 of $6,000. During the six months ended September 30, 2014, the Partnership paid $0, and $10,000 to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $15,000 and $17,000, respectively, paid during the six months ended September 30, 2013 . Each quarter the Partnership evaluates the cash position and determines how much of operating expenses reimbursements and accrued asset management fess will be paid to the General Partner or affiliates. In addition, during the six months ended September 30, 2013, the Partnership received $8,000 in net cash proceeds from the disposition of two of its Local Limited Partnerships compared to $0 for the six months ended September 30, 2014.

During the six months ended September 30, 2014 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $63,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2015.

Recent Accounting Changes

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership’s financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The provisions of California Corporations Code Section 15908.02(d), (e) and (f) provide as follows:

(d) The court shall appoint three disinterested appraisers to appraise the fair market value of the partnership interests owned by the moving parties, and shall make an order referring the matter to the appraisers so appointed for the purpose of ascertaining that value. The order shall prescribe the time and manner of producing evidence, if evidence is required. The award of the appraisers or a majority of them, when confirmed by the court, shall be final and conclusive upon all parties. The court shall enter a decree that shall provide in the alternative for winding up and dissolution of the limited partnership unless payment is made for the partnership interests within the time specified by the decree. If the purchasing parties do not make payment for the partnership interests within the time specified, judgment shall be entered against them and the surety or sureties on the bond for the amount of the expenses, including attorneys’ fees, of the moving parties. Any member aggrieved by the action of the court may appeal therefrom.

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

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three and six month periods ended September 30, 2014 and September 30, 2013, (iii) the Condensed Statements of Partners’ Deficit for the six months ended September 30, 2014 (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2014 and September 30, 2013 and (iv) the Notes to Condensed Financial Statements.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

By:	WNC California Housing Tax Credit Partners III, L.P. General Partner

By:	/s/ Wilfred N. Cooper Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 13, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 13, 2014

