Form 10-Q
period 2014-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2015-02-06
CIK 892997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT        OF 1934

For the transition period from ________ to ___________

Commission file number: 0-23908

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.

California	33-0531301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle, Irvine, CA 92614
( Address of principle executive offices )

(714) 662-5565
( Telephone Number )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2014

PART I. FINANCIAL INFORMATION

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2014	March 31, 2014

ASSETS
Cash	$10,041	$5,698
Other assets	121,960	60,756
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$132,001	$66,454

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$1,858,266	$1,717,344

Total Liabilities	1,858,266	1,717,344

Partners’ Deficit:
General Partner	(187,395)	(186,641)
Limited Partners (30,000 Partnership Units authorized;
17,897 and 17,917 Partnership Units issued and outstanding)	(1,538,870)	(1,464,249)

Total Partners’ Deficit	(1,726,265)	(1,650,890)

Total Liabilities and Partners’ Deficit	$132,001	$66,454

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	2014		2013
	Three Months	Nine Months	Three Months	Nine Months

Distribution income	$-	$14,342	$-	$13,130

Operating expenses:
Asset management fees (Note 3)	6,272	18,816	6,272	28,133
Legal and accounting fees	2,400	18,150	6,100	27,820
Write off of other assets	40,198	47,249	-	-
Other	702	5,502	2,397	7,830

Total operating expenses	49,572	89,717	14,769	63,783

Loss from operations	(49,572)	(75,375)	(14,769)	(50,653)

Gain on sale of Local Limited Partnerships	-	-	-	8,409

Net loss	$(49,572)	$(75,375)	$(14,769)	$(42,244)

Net loss allocated to:
General Partner	$(496)	$(754)	$(148)	$(422)

Limited Partners	$(49,076)	$(74,621)	$(14,621)	$(41,822)

Net loss per Partnership Unit	$(3)	$(4)	$(1)	$(2)

Outstanding weighted Partnership Units	17,897	17,897	17,917	17,917

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2014
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2014	$(186,641)	$(1,464,249)	$(1,650,890)

Net loss	(754)	(74,621)	(75,375)

Partners’ deficit at December 31, 2014	$(187,395)	(1,538,870)	$(1,726,265)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(75,375)	$(42,244)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of Local Limited Partnerships	-	(8,409)
Increase in other assets	(61,204)	(46,359)
Increase in accrued fees and expenses due to
General Partner and affiliates	140,922	77,231

Net cash provided by (used in) operating activities	4,343	(19,781)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	8,409

Net cash provided by investing activities	-	8,409

Net increase (decrease) in cash	4,343	(11,372)

Cash, beginning of period	5,698	17,070

Cash, end of period	$10,041	$5,698

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering on July 22, 1994, a total of 17,990 Partnership Units representing $17,990,000 had been sold.  During 1995, an additional 10 Partnership Units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments. As of December 31, 2014 and March 31, 2014, a total of 17,897 and 17,917 Partnership Units remain outstanding, respectively.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2014
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

For the Quarterly Period Ended December 31, 2014
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2016.

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

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2014.

As of March 31, 2014, the Partnership sold its Local Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P II, Nueva Sierra Vista Associates, L.P., Walnut – Pixley, L.P., Orosi Apartments, Ltd., Memory Lane, L.P., Sun Manor, L.P., Almond Garden Apartment Associates, Buccaneer Villas, Limited, Dallas County Housing Ltd., Old Fort Limited Partnership, Almond View Apartments L.P., and La Paloma del Sol , Phase II, L.P. The Partnership also sold the Housing Complex of Sequoia View as of March 31, 2014.

As of December 31, 2014, the Local Limited Partnership Interest in Colonial Village Roseville was identified to be sold. Colonial Village Roseville was appraised for $2,590,000 and had a mortgage note balance of $1,408,000 as of December 31, 2013. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture.  The sales price has yet to be determined.  The Local General Partner prevented a sale from moving forward and the Partnership filed suit to force the sale. The Court identified three appraisers to appraise the property and Limited Partnership interest. It is expected that the Court will make its final decision in February in regards to the appraised value that is deemed most appropriate. The Local General Partner will have the option to acquire the Limited Partnership Interest at that price. If they opt to not purchase it then it will go on the open market.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.   If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were amortized over 27.5 years.

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2014
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of all periods presented, all of the investment balances had reached zero.

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

For the Quarterly Period Ended December 31, 2014
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

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2014 and March 31, 2014, the Partnership owns a Local Limited Partnership interest in one Limited Partnership which owns one Housing Complex consisting of an aggregate of 56 apartment units. The Local General Partner of the Local Limited Partnership manages the day to day operations of the entity. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreement, of the operating profits and losses, taxable income and loss and Low Income Housing Tax Credits of the Local Limited  Partnership.

Selected financial information for the nine months ended December 31, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenue	$451,000	$581,000
Expenses:
Operating expenses	304,000	388,000
Interest expense	75,000	114,000
Depreciation and amortization	140,000	186,000

Total expenses	519,000	688,000

Net loss	$(68,000)	(107,000)

Net loss allocable to the Partnership	$(67,000)	$(104,000)

Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Fees of $18,816 and $28,133 were incurred during the nine months ended December 31, 2014 and 2013, respectively.  The Partnership paid the General Partner and its affiliates $0 and $15,000 of those fees during the nine months ended December 31, 2014 and 2013, respectively.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $10,000 and $22,203 during the nine months ended December 31, 2014 and 2013, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2014	March 31, 2014

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$217,407	$95,301
Asset management fee payable	1,640,859	1,622,043
Total	$1,858,266	$1,717,344

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2014 consisted of $10,000 in cash and $122,000 of other assets.  Liabilities at December 31, 2014 consisted of $1,858,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013. The Partnership’s net loss for the three months ended December 31, 2014 was $50,000, reflecting a increase of $35,000 from the $15,000 net loss for the three months ended December 31, 2013. The increase in net loss was primarily due to an increase of $40,000 in write offs of other assets during the three months ended December 31, 2014. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. The legal and accounting fees decreased by $4,000 for the three months ended December 31, 2014 due to timing of the work performed. Other expenses decreased by $2,000 during the three months ended December 31, 2014. The decrease was due to the timing  of the consulting work performed.

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013. The Partnership’s net loss for the nine months ended December 31, 2014 was $75,000, reflecting an increase of $33,000 from the $42,000 net loss for the nine months ended December 31, 2013. The increase in net loss was partially due to an increase of $47,000 in write off of other assets during the nine months ended December 31, 2014. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. There was also a $9,000 decrease in asset management fees for the nine months ended December 31, 2014.  These fees are calculated based on the invested assets, which decreased due to the dispositions of Local Limited Partnerships in the prior year. There was a $10,000 decrease in legal and accounting fees due to the timing of the accounting work performed. In addition, gain on sale of Local Limited Partnerships decreased by $8,000 during the nine months ended December 31, 2014.  The gains recorded vary from period to period depending on the sales prices and values of the Local Limited Partnerships. Distribution income increased by $1,000 for the nine months ended December 31, 2014. Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Other expenses decreased by $2,000 during the nine months ended December 31, 2014. The decrease was due to the timing of the consulting work performed.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013. The net cash provided during the nine months ended December 31, 2014 was $4,000 compared to net cash used during the nine months ended December 31, 2013 of $11,000. During the nine months ended December 31, 2014, the Partnership paid $0 and $10,000 to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $15,000 and $22,000 paid during the nine months ended December 31, 2013, respectively. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees and operating expense reimbursements will be paid to the General Partner or affiliates. During the nine months ended December 31, 2013, the Partnership received $8,000 in net cash proceeds from the disposition of its Local Limited Partnerships compared to $0 of sales proceeds received during the nine months ended December 31, 2014. Reporting fees decreased by $1,000 during the nine months ended December 31, 2014. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payrment.

During the nine months ended December 31, 2014 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $141,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through January 31, 2016.

Recent Accounting Changes

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.   Defaults Upon Senior Securities

NONE

Item 4.   Mine Safety Disclosures

NOT APPLICABLE

Item 5.   Other Information

NONE

Item 6.   Exhibits

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2014 and 2013, (iii) the Condensed Statements of Partners’ Deficit for the nine months ended December 31, 2014, (iv) the Condensed Statement of Cash Flows for the nine months ended December 31, 2014 and 2013 and (v) the Notes to Condensed Financial Statements.

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

Date: February 6, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: February 6, 2015