Form 10-K
period 2015-03-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2015-06-19
CIK 892997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

       (Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2015

OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐           No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐           No☑

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
Yes ☑           No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

Pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”), on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering on July 22, 1994, a total of 17,990 Partnership Units, representing $17,990,000, had been sold. During 1995, an additional 10 Partnership Units, amounting to $10,000, was collected on subscriptions accepted and previously deemed uncollectible. As of March 31, 2015 and 2014, a total of 17,897 and 17,917, respectively, Partnership Units remain outstanding. Holders of Partnership Units are referred to herein as “Limited Partners.”

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

The Partnership originally invested in eighteen Local Limited Partnerships, seventeen of which have been sold or otherwise disposed of as of March 31, 2015.  Each of these Local Limited Partnerships owns or owned a Housing Complex all of which were eligible for the Federal Low Income Housing Tax Credit and eight which were eligible for the California Low Income Housing Tax Credit.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The remaining Local Limited Partnership has completed its Compliance Period as of March 31, 2015.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2015.

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

As of March 31, 2014, the Partnership sold its Local Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P. II, Nueva Sierra Vista Associates, L.P., Walnut – Pixley, L.P., Orosi Apartments, Ltd., Memory Lane, L.P., Sun Manor, L.P., Almond Garden Apartment Associates, Buccaneer Villas, Limited, Dallas County Housing, Ltd., Old Fort Limited Partnership, Almond View Apartments, Limited, and La Paloma del Sol, Phase II, L.P.

As of March 31, 2015 the Local Limited Partnership Interest in Colonial Village Roseville was identified to be sold. Colonial Village Roseville was appraised for $2,655,000 and had a mortgage note balance of $1,326,000 as of December 31, 2014. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sales price has yet to be determined. The Local General Partner prevented a sale from moving forward and the Partnership filed suit to force the sale. The Court identified three appraisers to appraise the property and Local Limited Partnership interest. In February 2015 the panel of appraisers returned two values. The Local Limited Partnership was valued at $1,607,000 in the case that the Partnership has the right to dissolve the Local Limited Partnership based on the Colonial Village partnership agreement. The second appraisal value was $463,000 in the case that the Partnership does not have the right to dissolve the partnership. Since the panel of appraisers did not provide definite valuation for the Partnerhip’s interest, a hearing was set for early May 2015 to request a judge to make a determination of the value on the legal question of the right to dissolve. On May 14, 2015 the Court heard oral arguments and took matters under advisement. The Court will rule on the Plaintiffs Motion to strike the appraiser’s report in the following 90 days after the oral hearing.  Once the valuation is finalized, the Local General Partner will have the option to acquire the Local Limited Partnership Interest at that price. If they opt to not purchase the interest, then it will go on the open market.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These asset management fees payable increased (decreased) by approximately $25,000, $19,000 and $(87,000), for the years ended March 31, 2015, 2014 and 2013, respectively.  The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $25,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the remaining Housing Complex for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

WNC California Housing Tax Credits III, L.P.
			As of March 31, 2015		As of December 31, 2014
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnerships

Colonial Village Roseville (1)	Roseville, California	S.P. Thomas Company of Northern California Inc. and Project Go, Inc.	$2,811,000	$2,811,000	56	$5,872,000	$1,326,000

			$2,811,000	$2,811,000	56	$5,872,000	$1,326,000

(1)	The Local Limited Partnership interest has been identified for sale as of March 31, 2015.

WNC California Housing Tax Credits III, L.P.

	For the year ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Colonial Village Roseville (1)	$583,000	$(41,000)	N/A

	$583,000	$(41,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

(1)	The Local Limited Partnership interest has been identified for sale as of March 31, 2015.

WNC California Housing Tax Credits III, L.P.			Occupancy Rates
March 31, 2015			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2014	2013	2012	2011	2010

Almond Garden Apartment Associates	Delhi, California	Anthony Donovan	N/A	N/A	N/A	97%	97%

Almond View Apartments, Ltd.	Stockton, California	Daniel C. Logue and Cyrus Youssefi	N/A	N/A	96%	90%	88%

Buccaneer Associates, Limited	Fernandia Beach, Florida	Clifford E. Olsen	N/A	N/A	N/A	98%	92%

Candleridge Apartments of Perry L.P. II	Perry, Iowa	Eric A. Sheldahl	N/A	N/A	N/A	N/A	N/A

Colonial Village Roseville	Roseville, California	S.P. Thomas Company of Northern California Inc. and Project Go, Inc.	98%	93%	93%	98%	100%

Dallas County Housing, Ltd.	Orrville, Alabama	Thomas H. Cooksey and Apartment Developers, Inc.	N/A	N/A	N/A	84%	84%

La Paloma del Sol Limited Partnership	Deming, New Mexico	Dean Greenwalt	N/A	N/A	92%	100%	97%

Memory Lane Limited Partnership	Yankton, South Dakota	Skogen - Peterson, Inc.	N/A	N/A	N/A	N/A	100%

Nueva Sierra Vista Associates	Richgrove, California	Self-Help Enterprises, Inc. and Nueva Sierra Vista Corporation	N/A	N/A	N/A	N/A	N/A

WNC California Housing Tax Credits III, L.P.
March 31, 2015			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2014	2013	2012	2011	2010

Old Fort Limited Partnership	Hidalgo, Texas	Alan Deke Noftsker and ABO Corporation	N/A	N/A	N/A	100%	93%

Orosi Apartments, Ltd.	Orosi, California	Douglas W. Young	N/A	N/A	N/A	N/A	93%

Parlier Garden Apts.	Parlier, California	David J. Micheal and Professional Apartment Management, Inc.	N/A	N/A	N/A	N/A	N/A

Rosewood Apartments Limited Partnership	Superior, Wisconsin	Duffy Development Company, Inc.	N/A	N/A	N/A	N/A	N/A

Sun Manor, L.P.	Itta Bena, Mississippi	Glenn D. Miller	N/A	N/A	N/A	100%	100%

Tahoe Pines Apartments	South Lake Tahoe, California	David J. Michael, Bucky Fong, Dean Pearson, Coy Elvis and Dr. Patricia Hatton	N/A	N/A	N/A	N/A	N/A

Venus Retirement Village, Ltd.	Venus, Texas	W. Joseph Chamy	N/A	N/A	N/A	N/A	N/A

Walnut - Pixley, L.P.	Orange, California	Walnut - Pixley, Inc.	N/A	N/A	N/A	N/A	91%

Winters Investment Group	Winters, California	John P. Casper	N/A	N/A	N/A	N/A	N/A
Weighted Average			98%	93%	94%	96%	94%

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

(b)	At March 31, 2015, there were 901 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide operating cash distributions to Limited Partners.  It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership.  There can be no assurance in this regard.  Any distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2015, 2014 and 2013 the Partnership did not make any cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2015.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2015	2014	2013	2012	2011
ASSETS
Cash and cash equivalents	$10,041	$5,698	$17,070	$107,982	$173,114
Other assets	123,156	60,756	890	18,550	-
Investments in Local Limited Partnerships, net	-	-	-	-	-

Total Assets	$133,197	$66,454	$17,960	$126,532	$173,114

LIABILITIES
Accrued fees and expenses
due to General Partner and affiliates	$1,885,149	$1,717,344	$1,602,638	$1,728,917	$2,029,485

PARTNERS' DEFICIT	(1,751,952)	(1,650,890)	(1,584,678)	(1,602,385)	(1,856,371)

Total Liabilities and Partners’ Deficit	$133,197	$66,454	$17,960	$126,532	$173,114

Selected results of operations, cash flows and other information for the Partnership are as follows:

	2015	2014	2013	2012	2011

Loss from operations	$(101,063)	$(74,622)	$(104,062)	$(128,034)	$(86,012)
Gain on sale of Local Limited Partnerships	-	8,409	121,751	381,961	57,600
Interest income	1	1	18	59	229
Net income (loss)	$(101,062)	$(66,212)	$17,707	$253,986	$(28,183)

Net income (loss) allocated to:
General Partner	$(1,011)	$(662)	$177	$2,540	$(282)

Limited Partners	$(100,051)	$(65,550)	$17,530	$251,446	$(27,901)

Net income (loss) per Partnership Unit	$5.59	$(3.66)	$.98	$13.97	$(1.55)
Outstanding weighted Partnership Units	17,897	17,917	17,957	18,000	18,000

	For the Years Ended March 31,
	2015	2014	2013	2012	2011
Net cash provided by
(used in):
Operating activities	$4,343	$(19,781)	$(168,213)	$(447,093)	$(64,807)
Investing activities	-	8,409	77,301	381,961	57,600

Net change in cash and cash equivalents	4,343	(11,372)	(90,912)	(65,132)	(7,207)

Cash and cash equivalents, beginning of year	5,698	17,070	107,982	173,114	180,321

Cash and cash equivalents, end of year	$10,041	$5,698	$17,070	$107,982	$173,114

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years. (See Note 3 to the financial statements)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Impact of Recent Accounting Pronouncements

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2015 consisted of $10,000 in cash and $123,000 in other assets. Liabilities at March 31, 2015 consisted of $1,885,000 in accrued fees and expenses due to the General Partner and affiliates. (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014  The Partnership’s net loss for the year ended March 31, 2015 was $101,000, reflecting an increase of $35,000 from the $66,000 net loss for the year ended March 31, 2014. The increase in net loss was primarily due to an increase of $61,000 in write off of other assets during the year ended March 31, 2015. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of the time it has taken to dispose of the properties. There was a $9,000 decrease in asset management fees for the year ended March 31, 2015. These fees are calculated based on the invested assets, which decreased due to the disposition of the Local Limited Partnerships in the prior year. There was a $15,000 decrease in legal and accounting due to timing of the accounting work performed. In addition, gain on sale of Local Limited Partnerships decreased by $8,000 during the year ended March 31, 2015. The gains recorded vary from period to period depending on the sales prices and values of the Local Limited Partnerships. Distribution income increased by $1,000 for the year ended March 31, 2015. Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.  Other expenses decreased by $10,000 during the year ended March 31, 2015. The decrease was due to the timing of the consulting work performed.

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The Partnership’s net loss for the year ended March 31, 2014 was $66,000, reflecting a decrease of $84,000 from the net income of $18,000 for the year ended March 31, 2013. During the year ended March 31, 2014 the Partnership recognized an $8,000 gain on sale of Local Limited Partnerships compared to a gain of $122,000 recorded during the year ended March 31, 2013.  The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold.   The reporting fees decreased by $1,000 and the distribution income increased by $13,000 from the year ended March 31, 2013. Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.  The accounting and legal fees increased by $4,000 for the year ended March 31, 2014 due to the timing of the accounting work performed.  The asset management fees decreased by $24,000 for the year ended March 31, 2014 due to the fact that the fees are calculated based on the value of the invested assets, which decreased as a result of the sales of Local Limited Partnerships.  The outsourcing expenses increased by $1,000 for the year ended March 31, 2014 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency.  The mailing expenses decreased by $2,000 for the year ended March 31, 2014 due to the decrease in proxy mailings related to the dispositions as compared to the prior year. Write off of other assets decreased by $7,000 during the year ended March 31, 2014. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed due to the amount of time taken to sell the property. Other expenses increased by $10,000 primarily due to proxy and other SEC filing related printing expenses.

Liquidity and Capital Resources

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014 The net increase in cash during the year ended March 31, 2015 was $4,000 compared to a net decrease in cash for the year ended March 31, 2014 of $11,000. There was a decrease of $8,000 in net proceeds from sale of Local Limited Partnerships during the year ended March 31, 2014. The sales proceeds received from the sales of the Local Limited Partnerships will vary depending on the value of the underlying Housing Complex compared to the outstanding debt owed on the Housing Complex. During the year ended March 31, 2014, distribution income increased by $1,000, as described above. The Partnership reimbursed the General Partner or an affiliate $10,000 of operating expenses that were paid on the Partnership’s behalf compared to $22,000 reimbursed during the year ended March 31, 2014. The Partnership made no payment for accrued asset management fees during the year ended March 31, 2015 compared to $15,000 reimbursed during the year ended March 31, 2014. The reimbursement of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership.

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The net decrease in cash during the year ended March 31, 2014 was $11,000 compared to a net decrease in cash for the year ended March 31, 2013 of $91,000.  There was a decrease of $69,000 in net proceeds from sale of Local Limited Partnerships during the year ended March 31, 2014. The sales proceeds received from the sales of the Local Limited Partnerships will vary depending on the value of the underlying Housing Complex compared to the outstanding debt owed on the Housing Complex. During the year ended March 31, 2014, distribution income increased by $13,000 and reporting fees decreased by $1,000, as described above. The Partnership reimbursed the General Partner or an affiliate $22,000 of operating expenses that were paid on the Partnership’s behalf compared to $57,000 reimbursed during the year ended March 31, 2013. The Partnership paid $15,000 during the year ended March 31, 2014 in accrued asset management fees compared to $145,000 reimbursed during the year ended March 31, 2013. The reimbursement of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately $168,000, $115,000 and $(101,000) for the years ended March 31, 2015, 2014 and 2013, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total
Asset management fees (1)	$1,910,237	$25,088	$25,088	$25,088	$25,088	$752,640	$2,763,229
Total contractual cash obligations	$1,910,237	$25,088	$25,088	$25,088	$25,088	$752,640	$2,763,229

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2015. Amounts due to the General Partner as of March 31, 2015 have been included in the 2016 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC California Housing Tax Credits III, L.P.

We have audited the accompanying balance sheets of WNC California Housing Tax Credits III, L.P. (the "Partnership") as of March 31, 2015 and 2014, and the related statements of operations, partners’ deficit and cash flows for each of the years in the three-year period ended March 31, 2015. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits III, L.P. as of March 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2015 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
Bethesda, Maryland
June 19, 2015

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

BALANCE SHEETS
March 31, 2015 and 2014
	March 31

	2015	2014
ASSETS

Cash and cash equivalents	$10,041	$5,698
Investments in Local Limited Partnerships, net	-	-
Other assets	123,156	60,756

Total Assets	$133,197	$66,454

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,885,149	$1,717,344
Total Liabilities	1,885,149	1,717,344

Partners’ deficit:
General Partner	(187,652)	(186,641)
Limited Partners (30,000 Partnership Units authorized; 17,897 and 17,917, respectively, Partnership Units issued and outstanding)	(1,564,300)	(1,464,249)

Total Partners’ Deficit	(1,751,952)	(1,650,890)

Total Liabilities and Partners’ Deficit	$133,197	$66,454

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
For the years ended March 31, 2015, 2014 and 2013

	For the Years Ended March 31
	2015	2014	2013

Income
Reporting fees	$-	$-	$1,200
Distribution income	14,342	13,130	-

Total income	14,342	13,130	1,200

Operating expenses:
Asset management fees (Note 3)	25,088	34,405	58,046
Accounting and legal fees	19,350	34,359	30,178
Outsourcing expenses	5,998	5,700	5,048
Mailing expense	1,147	108	1,977
Write off of other assets	60,756	-	6,838
Other	3,066	13,180	3,175

Total operating expenses	115,405	87,752	105,262

Loss from operations	(101,063)	(74,622)	(104,062)

Gain on sale of Local Limited Partnerships	-	8,409	121,751

Interest income	1	1	18

Net income (loss)	$(101,062)	$(66,212)	$17,707

Net income (loss) allocated to:
General Partner	$(1,011)	$(662)	$177

Limited Partners	$(100,051)	$(65,550)	$17,530

Net income (loss) per Partnership Unit	$(5.59)	$(3.66)	$.98

Outstanding weighted Partnership Units	17,897	17,917	17,957

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ DEFICIT
For the years ended March 31, 2015, 2014 and 2013

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2012	$(186,156)	$(1,416,229)	$(1,602,385)

Net income	177	17,530	17,707

Partners’ deficit at March 31, 2013	(185,979)	(1,398,699)	(1,584,678)

Net loss	(662)	(65,550)	(66,212)

Partners’ deficit at March 31, 2014	(186,641)	(1,464,249)	(1,650,890)

Net loss	(1,011)	(100,051)	(101,062)

Partner’s deficit at March 31, 2015	$(187,652)	$(1,564,300)	$(1,751,952)

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2015, 2014 and 2013
	For the Years Ended March 31
	2015	2014	2013

Cash flows from operating activities:
Net income (loss)	$(101,062)	$(66,212)	$17,707
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of Local Limited Partnerships	-	(8,409)	(121,751)
(Increase) decrease in other assets	(62,400)	(59,866)	17,660
Increase (decrease) in accrued fees andexpenses due to General Partner and affiliates	167,805	114,706	(81,829)

Net cash provided by (used in) operating activities	4,343	(19,781)	(168,213)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	8,409	77,301

Net cash provided by investing activities	-	8,409	77,301

Net increase (decrease) in cash and cash equivalents	4,343	(11,372)	(90,912)

Cash and cash equivalents, beginning of year	5,698	17,070	107,982

Cash and cash equivalents, end of year	$10,041	$5,698	$17,070

NON-CASH INVESTING AND FINANCING ACTIVITIES
Gain on sale of Local Limited Partnerships was increased and accrued fees and expenses due to the General Partner and affiliates was decreased for sales proceeds paid directly to Associates.	$-	$-	$19,450

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the years ended March 31, 2015, 2014 and 2013

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering on July 22, 1994, a total of 17,990 Partnership Units, representing $17,990,000, had been sold.  During 1995, an additional 10 Partnership Units, amounting to $10,000, was collected on subscriptions accepted and previously deemed uncollectible.  As of March 31, 2015 and 2014, a total of 17,897 and 17,917, respectively, Partnership Units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

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

For the Years Ended March 31, 2015, 2014 and 2013

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives.  Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “ Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

For the Years Ended March 31, 2015, 2014 and 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2015.

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

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2014, the Partnership sold its Local Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P. II, Nueva Sierra Vista Associates, L.P., Walnut – Pixley, L.P., Orosi Apartments, Ltd., Memory Lane, L.P., Sun Manor, L.P., Almond Garden Apartment Associates, Buccaneer Villas, Limited, Dallas County Housing, Ltd., Old Fort Limited Partnership, Almond View Apartments, Limited, and La Paloma del Sol, Phase II, L.P.

As of March 31, 2015 the Local Limited Partnership Interest in Colonial Village Roseville was identified to be sold. Colonial Village Roseville was appraised for $2,655,000 and had a mortgage note balance of $1,326,000 as of December 31, 2014. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sales price has yet to be determined. The Local General Partner prevented a sale from moving forward and the Partnership filed suit to force the sale. The Court identified three appraisers to appraise the property and Local Limited Partnership interest. In February 2015 the panel of appraisers returned two values. The Local Limited Partnership was valued at $1,607,000 in the case that the Partnership has the right to dissolve the Local Limited Partnership based on the Colonial Village partnership agreement. The second appraisal value was $463,000 in the case that the Partnership does not have the right to dissolve the partnership. Since the panel of appraisers did not provide definite valuation for the Partnerhip’s interest, a hearing was set for early May 2015 to request a judge to make a determination of the value on the legal question of the right to dissolve. On May 14, 2015 the Court heard oral arguments and took matters under advisement. The Court will rule on the Plaintiffs Motion to strike the appraiser’s report in the following 90 days after the oral hearing.  Once the valuation is finalized, the Local General Partner will have the option to acquire the Local Limited Partnership Interest at that price. If they opt to not purchase the interest, then it will go on the open market.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and were being amortized over 27.5 years. (See Note 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

For the Years Ended March 31, 2015, 2014 and 2013

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2015 and 2014, the Partnership had cash equivalents of $10,040 and $5,698, respectively.

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

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2015 and 2014, the Partnership owns a Local Limited Partnership interest in one Limited Partnership which owns one Housing Complex consisting of an aggregate of 56 apartment units. The Local General Partner of the Local Limited Partnership manages the day to day operations of the entity. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreement, of the operating profits and losses, taxable income and loss and Low Income Housing Tax Credits of the Local Limited  Partnership.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2015 and  2014, are approximately $(1,011,000) and $(1,066,000), respectively, less than the Partnership's equity at the preceding December  31  as  shown  in  the Local  Limited  Partnerships’ combined  financial  statements  presented  below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2015 and 2014, the investment accounts in all Local Limited Partnerships have reached a zero balance. Consequently, the Partnership’s entire estimated share of losses for the years ended March 31, 2015, 2014 and 2013, amounting to approximately $41,000, $89,000 and $288,000, respectively, have not been recognized.  As of March 31, 2015, the aggregate share of net losses not recognized by the Partnership amounted to $382,000.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

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

COMBINED CONDENSED BALANCE SHEETS

	2014	2013
ASSETS

Buildings and improvements, net of accumulated depreciation as of December 31, 2014 and 2013 of $3,724,000 and $3,544,000, respectively.	$1,402,000	$1,583,000
Land	316,000	316,000
Other assets	250,000	235,000

Total Assets	$1,968,000	$2,134,000

LIABILITIES

Mortgage loans payable	$1,326,000	$1,408,000
Due to related parties	6,000	15,000
Other liabilities	49,000	35,000

Total Liabilities	1,381,000	1,458,000

PARTNERS’ EQUITY (DEFICIT)

WNC California Housing Tax Credits III, L.P.	1,011,000	1,066,000
Other partners	(424,000)	(390,000)

Total Partners’ Equity (Deficit)	587,000	676,000

Total Liabilities and Partners’ Equity (Deficit)	$1,968,000	$2,134,000

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013	2012

Revenues	$599,000	$601,000	$1,124,000

Expenses:
Operating expenses	360,000	405,000	798,000
Interest expense	94,000	100,000	248,000
Depreciation and amortization	186,000	186,000	369,000

Total expenses	640,000	691,000	1,415,000

Net loss	$(41,000)	$(90,000)	$(291,000)

Net loss allocable to the Partnership	$(41,000)	$(89,000)	$(288,000)

Net loss recorded by the Partnership	$-	$-	$-

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

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $25,088, $34,405 and $58,046 were incurred during the years ended March 31, 2015, 2014 and 2013, respectively, of which $0, $15,000 and $144,903, was paid during the years ended March 31, 2015, 2014 and 2013, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements paid were approximately $10,000, $22,000 and $57,000 during the years ended March 31, 2015, 2014 and 2013, respectively.  The unpaid operating expenses reimbursable to the General Partner or its affiliates were $238,018, $95,301 and $0 for the years ended March 31, 2015, 2014 and 2013, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,

	2015	2014

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$238,018	$95,301

Asset management fee payable	1,647,131	1,622,043

Total	$1,885,149	$1,717,344

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.  The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

2015	June 30	September 30	December 31	March 31
Income	$14,000	$-	$-	$-

Operating expenses	(13,000)	(27,000)	(50,000)	(25,000)

Income (loss) from operations	1,000	(27,000)	(50,000)	(25,000)

Net income (loss)	1,000	(27,000)	(50,000)	(25,000)

Net income (loss) available to Limited Partners	1,000	(27,000)	(49,000)	(25,000)

Net income (loss) per Partnership Unit	-	(1)	(3)	(2)

2014	June 30	September 30	December 31	March 31
Income	$1,000	$12,000	$-	$-

Operating expenses	21,000	28,000	15,000	24,000

Loss from operations	(20,000)	(16,000)	(15,000)	(24,000)

Gain on sale of Local Limited Partnerships	-	8,000	-	-

Net loss	(20,000)	(8,000)	(15,000)	(24,000)

Net loss available to Limited Partners	(20,000)	(7,000)	(15,000)	(24,000)

Net loss per Partnership Unit	(1)	(1)	(1)	(1)

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

2013	June 30	September 30	December 31	March 31
Income	$-	$-	$-	$1,000

Operating expenses	39,000	27,000	18,000	21,000

Loss from operations	(39,000)	(27,000)	(18,000)	(20,000)

Gain on sale of Local Limited Partnerships	81,000	41,000	-	-

Net income (loss)	42,000	14,000	(18,000)	(20,000)

Net income (loss) available to Limited Partners	41,000	14,000	(18,000)	(19,000)

Net income (loss) per Partnership Unit	2	1	(1)	(1)

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2015. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2015.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Senior Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

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

Melanie R. Wenk is Senior Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

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

 (a)  Compensation for Services

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual asset management fee in an amount equal to 0.5% of the Partnership’s invested assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of approximately $25,000, $34,000 and $58,000, were incurred during the years ended March 31, 2015, 2014 and 2013, respectively. The Partnership paid the General Partner and or its affiliates approximately $0, $15,000 and $145,000, of those fees during the years ended March 31, 2015, 2014 and 2013, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were approximately $238,000, $95,000 and $0 for the years ended March 31, 2015, 2014 and 2013, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $10,000, $22,000 and $57,000, during the years ended March 31, 2015, 2014 and 2013, respectively.

 (c)  Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which were $0 for Associates and $0 for the General Partner in the aggregate for the tax years (calendar years) ended December 31, 2014, 2013 and 2012. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2015, 2014 and 2013.   The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds.  There were no such distributions to the General Partner during the years ended March 31, 2015, 2014 or 2013.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2015	2014

Audit Fees	$19,350	$22,050
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$19,350	$22,050

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)           List of Financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2015 and 2014
Statements of Operations for the years ended March 31, 2015, 2014 and 2013
Statements of Partners’ Deficit for the years ended March 31, 2015, 2014 and 2013
Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013
Notes to Financial Statements

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

101.       Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2015 and 2014, (ii) the Statements of Operations for the years ended March 31, 2015, 2014 and 2013, (iii) the Statements of Partners’ Deficit for the years ended March 31, 2015, 2014 and 2013, (iv) the Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013, and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015		As of December 31, 2014
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Buildings and Equipment	Accumulated Depreciation	Net Book Value
Colonial Village Roseville (1)	Roseville, California	$2,811,000	$2,811,000	$1,326,000	$316,000	$5,126,000	$(3,724,000)	$1,718,000

		$2,811,000	$2,811,000	$1,326,000	$316,000	$5,126,000	$(3,724,000)	$1,899,000

(1) The Local Limited Partnership interest has been identified for sale as of March 31, 2015.

WNC California Housing Tax Credits III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

	For the year ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)
Colonial Village Roseville (1)	$583,000	$(41,000)	1993	Completed	27.5

	$583,000	$(41,000)

(1) The Local Limited Partnership interest has been identified for sale as of March 31, 2015.

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

Date: June 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 19, 2015

By:           /s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 19, 2015

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 19, 2015

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:  June 19, 2015