Form 10-Q
period 2015-06-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2015-08-14
CIK 892997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2015

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2015	March 31, 2015

ASSETS

Cash and cash equivalents	$22,388	$10,041
Other assets	129,201	123,156
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$151,589	$133,197

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$1,907,613	$1,885,149

Total Liabilities	1,907,613	1,885,149

Partners’ Deficit:
General Partner	(187,693)	(187,652)
Limited Partners (30,000 Partnership Units
authorized; 17,897 and17,897 Partnership Units issued and outstanding, respectively.)	(1,568,331)	(1,564,300)

Total Partners’ Deficit	(1,756,024)	(1,751,952)

Total Liabilities and Partners’ Deficit	$151,589	$133,197

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
	Three Months	Three Months

Operating income:
Distribution income	$12,347	$-
Reporting fees	-	14,342

Total operating income	12,347	14,342

Operating expenses:
Asset management fees (Note 3)	6,272	6,272
Legal and accounting fees	4,250	-
Write off of other assets	5,305	5,410
Other	592	1,765

Total operating expenses	16,419	13,447

Net income (loss)	$(4,072)	$895

Net income (loss) allocated to:
General Partner	$(41)	$9

Limited Partners	$(4,031)	$886

Net income (loss) per Partnership Unit	$-	$-

Outstanding weighted Partnership Units	17,897	17,917

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2015	$(187,652)	$(1,564,300)	$(1,751,952)

Net loss	(41)	(4,031)	(4,072)

Partners’ deficit at June 30, 2015	$(187,693)	$(1,568,331)	$(1,756,024)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$(4.072)	$895
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in accrued fees and expenses due to General Partner and affiliates	22,464	3,341
(Increase) decrease in other assets	(6,045)	106

Net cash provided by operating activities	12,347	4,342

Net increase in cash and cash equivalents	12,347	4,342

Cash and cash equivalents, beginning of period	10,041	5,698

Cash and cash equivalents, end of period	$22,388	$10,040

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the financial statements and footnotes included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering on July 22, 1994, a total of 17,990 Partnership Units representing $17,990,000 had been sold.  During 1995, an additional 10 Partnership Units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments. As of June 30, 2015 and March 31, 2015, a total of 17,897 Partnership Units remain outstanding.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2016.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2015.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2015, the Partnership sold its Local Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P. II, Nueva Sierra Vista Associates, L.P., Walnut – Pixley, L.P., Orosi Apartments, Ltd., Memory Lane, L.P., Sun Manor, L.P., Almond Garden Apartment Associates, Buccaneer Villas, Limited, Dallas County Housing, Ltd., Old Fort Limited Partnership, Almond View Apartments, Limited, and La Paloma del Sol, Phase II, L.P.

As of June 30, 2015 the Local Limited Partnership Interest in Colonial Village Roseville was identified to be sold. Colonial Village Roseville was appraised for $2,655,000 and had a mortgage note balance of $1,326,000 as of December 31, 2014. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sales price has yet to be determined. The Local General Partner prevented a sale from moving forward and the Partnership filed suit to force the sale. The Court identified three appraisers to appraise the property and Local Limited Partnership interest. In February 2015 the panel of appraisers returned two values. The Local Limited Partnership was valued at $1,607,000 in the case that the Partnership has the right to dissolve the Local Limited Partnership based on the Colonial Village partnership agreement. The second appraisal value was $463,000 in the case that the Partnership does not have the right to dissolve the partnership. Since the panel of appraisers did not provide definite valuation for the Partnership’s interest, a hearing was set for early May 2015 to request a judge to make a determination of the value on the legal question of the right to dissolve. On May 14, 2015 the Court heard oral arguments and took matters under advisement. On June 30, 2015 the Court declined to confirm the appraisers’ report and set the matter for further case management to move toward a trial.  The Court will hear oral argument in late August 2015 to discuss the scope of testimony for the trial de novo.  The Court can either rule the trial will cover the issue whether the Partnership has the right to dissolve the Local Limited Partnership or rule whether to determine the right to and amount of any “offset” of the purchase price.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2015 and 2014 has not been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2015, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2015 and March 31, 2015, the Partnership had cash equivalents of $22,388 and $10,041, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2012 remain open.

Net Income (Loss) Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net income (loss) per Partnership Unit is not required.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)
NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2015 and March 31, 2015, the Local Limited Partnership owns one Housing Complex consisting of an aggregate of 56 apartment units. The Local General Partner of the Local Limited Partnership manages the day to day operations of the entity. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnership.

Selected financial information for the three months ended June 30, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnership in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014

Revenue	$150,000	$150,000
Expenses:
Operating expenses	90,000	101,000
Interest expense	24,000	25,000
Depreciation and amortization	46,000	47,000

Total expenses	160,000	173,000

Net loss	$(10,000)	$(23,000)

Net loss allocable to the Partnership	$(10,000)	$(22,000)

Net loss recorded by the Partnership	$-	$-

At times the Local Limited Partnership has incurred significant operating losses and/or has working capital deficiencies.  In the event the Local Limited Partnership continues to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of the Local Limited Partnership.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $6,272 were incurred during each of the three months ended June 30, 2015 and 2014. No fees were paid during the three months ended June 30, 2015 and 2014.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $0 and $10,000 during the three months ended June 30, 2015 and 2014, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2015	March 31, 2015

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$254,210	$238,018
Asset management fees payable	1,653,403	1,647,131

Total	$1,907,613	$1,885,149

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2015 and 2014, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2015 consisted of $22,000 in cash and cash equivalents and $129,000 in other assets. Liabilities at June 30, 2015, consisted of $1,908,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.  The Partnership’s net loss for the three months ended June 30, 2015 was $4,000, reflecting a decrease of $5,000 from the $1,000 of net income for the three months ended June 30, 2014. The increase in net loss was partially due to an increase of $4,000 in accounting and legal fees. The increase in accounting and legal fees is due to timing of the accounting work performed.  Reporting fees decreased by $14,000 and distribution income increased by $12,000 from the three months ended June 30, 2014. Those fees can vary depending on when the Local Limited Partnership's cash flow will allow for payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. Net cash provided during the three months ended June 30, 2015 was $12,000 compared to net cash provided during the three months ended June 30, 2014 of $4,000. During the three months ended June 30, 2014 the Partnership reimbursed the General Partner or affiliate $10,000 of operating expenses paid on behalf of the Partnership compared to no reimbursements during the three months ended June 30, 2015. The reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. Distribution income increased by $12,000, and reporting fees decreased by $14,000 for the three months ended June 30, 2015. The Local Limited Partnership pays distributions and reporting fees to the Partnership when the Local Limited Partnership’s cash flow will allow for payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2015 accrued payables, which consist primarily of related party asset management fees due to the General Partner or affiliates, increased by $22,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2015, to be insufficient to meet all currently foreseeable future cash requirements. However, Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2016.

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

 (b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On September 3, 2013, Associates, the Partnership and the other investment fund sponsored by Associates filed with the Superior Court of California, County of Placer, a Verified Complaint naming as defendants Project GO, Colonial Roseville, and Colonial Auburn. The following as causes of action were included therein: breach of contract for failure to sell Project GO’s general partner interests and for failure to dissolve Colonial Roseville and Colonial Auburn, dissolution of Colonial Roseville and Colonial Auburn, breach of fiduciary duty, accounting, and appointment of receiver, and intentional interference. On October 24, 2013, Project GO filed a motion to purchase the Colonial Roseville LP interest pursuant to California Corporations Code Section 15908.02. Under this provision of California law, when one partner sues for dissolution, the other may seek a court order enabling the defendant to purchase the interest of the plaintiff at fair market value as determined by three appraisers. Project GO’s motion to pursue this remedy was approved by court order. In accordance with the court order, both Project GO and the Partnership submitted for the court’s consideration the names of three appraisers. Project GO also posted a bond with the court. The court has selected one appraiser from each of the two lists and has identified a third appraiser. The three appraisers have been charged by the court with determining a fair market value for the Colonia Roseville and the Colonial Auburn LP interests.

As of June 30, 2015 the Local Limited Partnership Interest in Colonial Village Roseville was identified to be sold. Colonial Village Roseville was appraised for $2,655,000 and had a mortgage note balance of $1,326,000 as of December 31, 2014. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The sales price has yet to be determined. The Local General Partner prevented a sale from moving forward and the Partnership filed suit to force the sale. The Court identified three appraisers to appraise the property and Local Limited Partnership interest. In February 2015 the panel of appraisers returned two values. The Local Limited Partnership was valued at $1,607,000 in the case that the Partnership has the right to dissolve the Local Limited Partnership based on the Colonial Village partnership agreement. The second appraisal value was $463,000 in the case that the Partnership does not have the right to dissolve the partnership. Since the panel of appraisers did not provide definite valuation for the Partnership’s interest, a hearing was set for early May 2015 to request a judge to make a determination of the value on the legal question of the right to dissolve. On May 14, 2015 the Court heard oral arguments and took matters under advisement. On June 30, 2015 the Court declined to confirm the appraisers’ report and set the matter for further case management to move toward a trial.  The Court will hear oral argument in late August 2015 to discuss the scope of testimony for the trial de novo.  The Court can either rule the trial will cover the issue whether the Partnership has the right to dissolve the Local Limited Partnership or rule whether to determine the right to and amount of any “offset” of the purchase price.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.    Defaults Upon Senior Securities

NONE

Item 4.    Mine Safety Disclosures

NOT APPLICABLE

Item 5.    Other Information

NONE

Item 6.     Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three months ended June 30, 2015 and June 30, 2014, (iii) the Condensed Statement of Partners’ Deficit for the three months ended June 30, 2015, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2015 and June 30, 2014 and (v) the Notes to Condensed Financial Statements.

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

Date: August 14, 2015

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: August 14, 2015