Form 10-Q
period 2015-09-30
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2015-11-17
CIK 892997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2015

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2015	March 31, 2015

ASSETS

Cash and cash equivalents	$22,389	$10,041
Other assets	107,611	123,156
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$130,000	$133,197

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$1,944,516	$1,885,149

Total Liabilities	1,944,516	1,885,149

Partners’ Deficit:
General Partner	(188,278)	(187,652)
Limited Partners (30,000 Partnership Units authorized;
17,897 Partnership Units issued and outstanding)	(1,626,238)	(1,564,300)

Total Partners’ Deficit	(1,814,516)	(1,751,952)

Total Liabilities and Partners’ Deficit	$130,000	$133,197

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2015 and 2014
(Unaudited)

	2015		2014
	Three Months	Six Months	Three Months	Six Months
Operating income:
Distribution income	$-	$12,347	$-	$14,342

Total operating income	-	12,347	-	14,342

Operating expenses:
Asset management fees (Note 3)	6,272	12,544	6,272	12,544
Legal and accounting fees	16,950	21,200	15,750	15,750
Write off of other assets	34,233	39,538	1,641	7,051
Other	1,037	1,629	3,035	4,800

Total operating expenses	58,492	74,911	26,698	40,145

Net loss	$(58,492)	$(62,564)	$(26,698)	$(25,803)

Net loss allocated to:
General Partner	$(585)	$(626)	$(267)	$(258)

Limited Partners	$(57,907)	$(61,938)	$(26,431)	$(25,545)

Net loss per Partnership Unit	$(3)	$(3)	$(1)	$(1)

Outstanding weighted Partnership Units	17,897	17,897	17,897	17,897

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2015	$(187,652)	$(1,564,300)	$(1,751,952)

Net loss	(626)	(61,938)	(62,564)

Partners’ deficit at September 30, 2015	$(188,278)	$(1,626,238)	$(1,814,516)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2015 and 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(62,564)	$(25,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Increase) decrease in other assets	15,545	(32,486)
Increase in accrued fees and expenses due to
General Partner and affiliates	59,367	62,631

Net cash provided by operating activities	12,348	4,342

Net increase in cash and cash equivalents	12,348	4,342

Cash and cash equivalents, beginning of period	10,041	5,698

Cash and cash equivalents, end of period	$22,389	$10,040

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering on July 22, 1994, a total of 17,990 Partnership Units representing $17,990,000 had been sold.  During 1995, an additional 10 Partnership Units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments. As of September 30, 2015 and March 31, 2015, a total of 17,897 Partnership Units remain outstanding.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2015
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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2015
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2016.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2015.

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

As of September 30, 2015 the Local Limited Partnership Interest in Colonial Village Roseville was identified to be sold. Colonial Village Roseville was appraised for $2,655,000 and had a mortgage note balance of $1,326,000 as of December 31, 2014. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The Local General Partner prevented a sale from moving forward and the Partnership filed suit to force the sale. The Court identified three appraisers to appraise the property and Local Limited Partnership interest. In February 2015 the panel of appraisers returned two values. The Local Limited Partnership was valued at $1,607,000 in the case that the Partnership has the right to dissolve the Local Limited Partnership based on the Colonial Village partnership agreement. The second appraisal value was $463,000 in the case that the Partnership does not have the right to dissolve the Local Limited Partnership. Since the panel of appraisers did not provide definite valuation for the Partnership’s interest, a hearing was set for early May 2015 to request a judge to make a determination of the value on the legal question of the right to dissolve. On May 14, 2015 the Court heard oral arguments and took matters under advisement. On June 30, 2015 the Court declined to confirm the appraisers’ report and set the matter for further case management to move toward a trial. On October 30, 2015 there was a Mandatory Court Settlement Conference.  At that time no agreement was consummated. On November 13, 2015 the Partners of Colonial Village Roseville reached a tentative settlement.  As such, the trial de novo set for November 16, 2015 was taken off the Court’s calendar while the Partners worked through the settlement documents.  If the Partners are unable to enter into a settlement agreement then the trial de novo will be rescheduled with the Court.

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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

 “Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2015, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2015 and March 31, 2015, the Partnership had cash equivalents of $22,389 and $10,041, respectively.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2015
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

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2015 and March 31, 2015, the Partnership owns a Local Limited Partnership interest in one Housing Complex consisting of an aggregate of 56 apartment units. The Local General Partner of the Local Limited Partnership manages the day to day operations of the entity. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreement, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnership.

Selected financial information for the six months ended September 30, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014

Revenue	$299,000	$300,000
Expenses:
Operating expenses	180,000	202,000
Interest expense	47,000	50,000
Depreciation and amortization	93,000	93,000

Total expenses	320,000	345,000

Net loss	$(21,000)	$(45,000)

Net loss allocable to the Partnership	$(21,000)	$(45,000)

Net loss recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)
An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Fees of $12,544 were incurred during each of the six months ended September 30, 2015 and 2014.  No payments were made during either of the six months ended September 30, 2015 and 2014.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 and $10,000 during the six months ended September 30, 2015 and 2014, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2015	March 31, 2015

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$284,841	$238,018
Asset management fee payable	1,659,675	1,647,131

Total	$1,944,516	$1,885,149

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2015 and 2014, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2015 consisted of $22,000 in cash and cash equivalents and $108,000 in other assets. Liabilities at September 30, 2015, consisted of $1,945,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014 The Partnership’s net loss for the three months ended September 30, 2015 was $58,000, reflecting an increase of $31,000  from the $27,000 of net loss for the three months ended September 30, 2014. The increase in net loss was primarily due to an increase of $32,000 in write off of other assets for the three months ended September 30, 2015. Capitalized costs from potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties. The legal and accounting expenses increased by $1,000 for the three months ended September 30, 2015 due to the timing of the work performed.

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014 The Partnership’s net loss for the six months ended September 30, 2015 was $63,000, reflecting an increase of $37,000  from the $26,000 net loss for the six months ended September 30, 2014. The increase in net loss was primarily due to an increase of $33,000 in write off of other assets for the six months ended September 30, 2015. Capitalized costs from potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties. There was a $5,000 increase in legal and accounting fees for the six months ended September 30, 2015 due to the timing of the accounting work performed. Other expenses increased by $3,000 for the six months ended September 30, 2015 compared to the six months ended September 30, 2014 due to outsourcing of data management services for the six months ended September 30, 2014. There was a decrease of $2,000 in distribution income during the six months ended September 30, 2015 compared to the six months ended September 30, 2014. Local Limited Partnerships pay distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014 The net cash provided during the six months ended September 30, 2015 was $12,000 compared to net cash provided during the six months ended September 30, 2014 of $4,000. During the six months ended September 30, 2014, the Partnership reimbursed $10,000 to the General Partner or an affiliate for operating expenses that were paid on its behalf, compared to no such payment during the six months ended September 30, 2015. Each quarter the Partnership evaluates the cash position and determines how much of operating expenses reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. There was a decrease of $2,000 in distribution income during the six months ended September 30, 2015 compared to the six months ended September 30, 2014. Local Limited Partnerships pay distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the six months ended September 30, 2015 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $59,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2015, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2016.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three and six month periods ended September 30, 2015 and September 30, 2014, (iii) the Condensed Statements of Partners’ Deficit for the six months ended September 30, 2015 (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2015 and September 30, 2014 and (iv) the Notes to Condensed Financial Statements.

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

Date: November 16, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 16, 2015