Form 10-Q
period 2015-12-31
WNC CALIFORNIA HOUSING TAX CREDITS III LP
filed 2016-02-11
CIK 892997

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes      X         No  _____

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
Yes ___  No    X

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of December 31, 2015 and March 31, 2015	3

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2015 and 2014	4

Condensed Statement of Partners' Deficit
For the Nine Months Ended December 31, 2015	5

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2015 and 2014	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2015	March 31, 2015

ASSETS

Cash and cash equivalents	$22,389	$10,041
Other assets	42,671	123,156
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$65,060	$133,197

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$1,957,040	$1,885,149

Total Liabilities	1,957,040	1,885,149

Partners’ Deficit:
General Partner	(189,052)	(187,652)
Limited Partners (30,000 Partnership Units authorized;
17,897 Partnership Units issued and outstanding)	(1,702,928)	(1,564,300)

Total Partners’ Deficit	(1,891,980)	(1,751,952)

Total Liabilities and Partners’ Deficit	$65,060	$133,197

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	2015		2014
	Three Months	Nine Months	Three Months	Nine Months

Distribution income	$-	$12,347	$-	$14,342

Operating expenses:
Asset management fees (Note 3)	6,272	18,816	6,272	18,816
Legal and accounting fees	1,200	22,400	2,400	18,150
Write off of other assets	68,916	108,454	40,198	47,249
Other	1,077	2,706	702	5,502

Total operating expenses	77,465	152,376	49,572	89,717

Loss from operations	(77,465)	(140,029)	(49,572)	(75,375)

Interest income	1	1	-	-

Net loss	$(77,464)	$(140,028)	$(49,572)	$(75,375)

Net loss allocated to:
General Partner	$(775)	$(1,400)	$(496)	$(754)

Limited Partners	$(76,689)	$(138,628)	$(49,076)	$(74,621)

Net loss per Partnership Unit	$(4)	$(8)	$(3)	$(4)

Outstanding weighted Partnership Units	17,897	17,897	17,897	17,897

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2015	$(187,652)	$(1,564,300)	$(1,751,952)

Net loss	(1,400)	(138,628)	(140,028)

Partners’ deficit at December 31, 2015	$(189,052)	$(1,702,928)	$(1,891,980)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(140,028)	$(75,375)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Increase) decrease in other assets	80,485	(61,204)
Increase in accrued fees and expenses due to
General Partner and affiliates	71,891	140,922

Net cash provided by operating activities	12,348	4,343

Net increase in cash and cash equivalents	12,348	4,343

Cash and cash equivalents, beginning of period	10,041	5,698

Cash and cash equivalents, end of period	$22,389	$10,041

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission, on February 17, 1993, the Partnership commenced a public offering of 30,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering on July 22, 1994, a total of 17,990 Partnership Units representing $17,990,000 had been sold.  During 1995, an additional 10 Partnership Units amounting to $10,000 was collected on subscriptions accepted and previously deemed uncollectible.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments. As of December 31, 2015 and March 31, 2015, a total of 17,897 Partnership Units remain outstanding.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2015
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

For the Quarterly Period Ended December 31, 2015
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2017.

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

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2015.

As of March 31, 2015, the Partnership sold its Local Limited Partnership Interest in Rosewood Apartments L.P., Venus Retirement Village, Ltd, Winters Investment Group, Parlier Garden Apartments, L.P., Tahoe Pines Apartments, L.P., Candleridge Apartments of Perry L.P II, Nueva Sierra Vista Associates, L.P., Walnut – Pixley, L.P., Orosi Apartments, Ltd., Memory Lane, L.P., Sun Manor, L.P., Almond Garden Apartment Associates, Buccaneer Villas, Limited, Dallas County Housing Ltd., Old Fort Limited Partnership, Almond View Apartments L.P., and La Paloma del Sol , Phase II, L.P. The Partnership also sold the Housing Complex of Sequoia View as of March 31, 2015.

As of December 31, 2015 the Local Limited Partnership Interest in Colonial Village Roseville was identified to be sold. Colonial Village Roseville was appraised for $2,655,000 and had a mortgage note balance of $1,326,000 as of December 31, 2014. The Partnership’s investment balance is zero. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required. The Local General Partner prevented a sale from moving forward and the Partnership filed suit to force the sale. The Court identified three appraisers to appraise the property and Local Limited Partnership interest. In February 2015 the panel of appraisers returned two values. The Local Limited Partnership was valued at $1,607,000 in the case that the Partnership has the right to dissolve the Local Limited Partnership based on the Colonial Village partnership agreement. The second appraisal value was $463,000 in the case that the Partnership does not have the right to dissolve the Local Limited Partnership. Since the panel of appraisers did not provide definite valuation for the Partnership’s interest, a hearing was set for early May 2015 to request a judge to make a determination of the value on the legal question of the right to dissolve. On May 14, 2015 the Court heard oral arguments and took matters under advisement. On June 30, 2015 the Court declined to confirm the appraisers’ report and set the matter for further case management to move toward a trial. On October 30, 2015 there was a Mandatory Court Settlement Conference.  At that time no agreement was consummated. On November 13, 2015 the Partners of Colonial Village Roseville reached a tentative settlement. The parties entered into a Settlement Agreement as of January 14, 2016 which includes Colonial Village Roseville (“CVR”) and Colonial Village Auburn (“CVA”).  An affiliate of the Local General Partner (“PGI”) has agreed to pay $1,000,000 for both CVR and CVA by May 13, 2016.  If PGI does not make payment in full by May 13, 2016 then the Court is authorized to enter a Judgment of Dissolution as to both CVR and CVA. Upon entry of Judgment, CVA and CVR shall be wound up and thereafter dissolved pursuant to the terms and conditions of the Judgment, California law and in accordance with the existing rights, duties, obligations, allocations, payments, and distributions set forth in the respective limited partnership agreements of CVA and CVR, with the settling parties each waiving any claims or rights against each other, including any fees or costs incurred, except as set forth herein.

WNC CALIFORNIA HOUSING TAX CREDITS III, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2015
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

 “Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2015
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2015 and March 31, 2015, the Partnership had cash equivalents of $22,389 and $10,041, respectively.

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

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2015 and March 31, 2015, the Partnership owns a Local Limited Partnership interest in one Limited Partnership which owns one Housing Complex consisting of an aggregate of 56 apartment units. The Local General Partner of the Local Limited Partnership manages the day to day operations of the entity. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreement, of the operating profits and losses, taxable income and loss and Low Income Housing Tax Credits of the Local Limited Partnership.

Selected financial information for the nine months ended December 31, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014

Revenue	$449,000	$451,000
Expenses:
Operating expenses	270,000	304,000
Interest expense	71,000	75,000
Depreciation and amortization	139,000	140,000

Total expenses	480,000	519,000

Net loss	$(31,000)	(68,000)

Net loss allocable to the Partnership	$(31,000)	$(67,000)

Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Fees of $18,816 were incurred during each of the nine months ended December 31, 2015 and 2014.  No payments were made during either of the nine months ended December 31, 2015 and 2014.

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

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $0 and $10,000 during the nine months ended December 31, 2015 and 2014, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2015	March 31, 2015

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$291,093	$238,018
Asset management fee payable	1,665,947	1,647,131
Total	$1,957,040	$1,885,149

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2015 and 2014, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2015 consisted of $22,000 in cash and cash equivalents and $43,000 of other assets.  Liabilities at December 31, 2015 consisted of $1,957,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014. The Partnership’s net loss for the three months ended December 31, 2015 was $77,000, reflecting an increase of $27,000 from the $50,000 net loss for the three months ended December 31, 2014. The increase in net loss was primarily due to an increase of $29,000 in write offs of other assets during the three months ended December 31, 2015. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. The legal and accounting fees decreased by $1,000 for the three months ended December 31, 2015 due to timing of the work performed.

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014. The Partnership’s net loss for the nine months ended December 31, 2015 was $140,000, reflecting an increase of $65,000 from the $75,000 net loss for the nine months ended December 31, 2014. The increase in net loss was largely due to an increase of $61,000 in write off of other assets during the nine months ended December 31, 2015. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. There was also a $4,000 increase in legal and accounting fees for the nine months ended December 31, 2015 due to timing of the work performed. Other expenses decreased by $3,000 during the nine months ended December 31, 2015. The change was largely due to the professional services for proxy fulfillment and voting performed for the nine months ended December 31, 2014. The Partnership received $12,000 of distribution income for the nine months ended December 31, 2015 compared to $14,000 received during the nine months ended December 31, 2014.  Distributions income varies depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014. The net cash and cash equivalents provided during the nine months ended December 31, 2015 was $12,000 compared to net cash and cash equivalents provided during the nine months ended December 31, 2014 of $4,000. During the nine months ended December 31, 2014, the Partnership reimbursed $10,000 to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to no such payment during the nine months ended December 31, 2015. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees and operating expense reimbursements will be paid to the General Partner or affiliates. There was a $2,000 decrease in distribution income received for the nine months ended December 31, 2015 compared to December 31, 2014 as discussed above.

During the nine months ended December 31, 2015 accrued payables, which consist primarily of asset management fees to the General Partner or affiliates, increased by $72,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2015, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2017.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On November 13, 2015 the Partners of Colonial Village Roseville reached a tentative settlement.  The parties entered into a Settlement Agreement as of January 14, 2016 which includes Colonial Village Roseville (“CVR”) and Colonial Village Auburn (“CVA”).  An affiliate of the Local General Partner (“PGI”) has agreed to pay $1,000,000 for both CVR and CVA by May 13, 2016.

If PGI does not make payment in full by May 13, 2016 then the Court is authorized to enter a Judgment of Dissolution as to both CVR and CVA. Upon entry of Judgment, CVA and CVR shall be wound up and thereafter dissolved pursuant to the terms and conditions of the Judgment, California law and in accordance with the existing rights, duties, obligations, allocations, payments, and distributions set forth in the respective limited partnership agreements of CVA and CVR, with the settling parties each waiving any claims or rights against each other, including any fees or costs incurred, except as set forth herein.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2015 and 2014, (iii) the Condensed Statements of Partners’ Deficit for the nine months ended December 31, 2015, (iv) the Condensed Statement of Cash Flows for the nine months ended December 31, 2015 and 2014 and (v) the Notes to Condensed Financial Statements.

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

Date:  February 11, 2016

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: February 11, 2016